Form 10KSB
period 2001-12-31
SEGWAY IV CORP
filed 2002-04-15
CIK 1111285

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2001

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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2001: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 15, 2002, was: $-0-

Number of shares of the registrant's common stock outstanding as of April 15, 2002 is: 5,250,000

We do not have a Transfer Agent.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Segway IV Corp. (the "Company"), was incorporated on March 31, 2000, under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

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

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

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

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

EMPLOYEES

We have no full time employees. Richard I. Anslow, our President has agreed to allocate a portion of his time to the activities, without compensation. Mr. Anslow anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Anslow.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2001, there were 2 shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

Plan of Operation

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2001. For the year ended December 31, 2001, we recognized a net loss of $926. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2001, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:


                                 SEGWAY IV CORP.

                              FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2001

                                Segway IV Corp.
                     Financial Statements Table of Contents

         FINANCIAL STATEMENTS                                       Page #


                  Audit Report                                           1

                  Balance Sheet                                          2


                  Statement of Operations and Retained Deficit           3


                  Statement of Stockholders Equity                       4


                  Cash Flow Statement                                    5


                  Notes to the Financial Statements                    6-8

TO THE BOARD OF DIRECTORS
SEGWAY IV CORP.
FREEHOLD, NJ

We have audited the accompanying balance sheet of Segway IV Corp., as of December 31, 2001 and 2000, and the related statement of operation, equity and cash flows for the twelve months then ended December 31, 2001 and 2000. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway IV Corp., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the months then ended in conformity with generally accepted accounting principles.

Gately & Associates, LLC
Certified Public Accountants
Orlando, Florida
March 19, 2002

                                 SEGWAY IV CORP.
                                  BALANCE SHEET
                             As of December 31, 2001
                              and December 31, 2000

                                     ASSETS

     CURRENT ASSETS                                                    December 31, 2001     December 31, 2000
     --------------                                                    -----------------     -----------------
             Cash                                                               $    36      $    88
                                                                                -------      -------

                           TOTAL ASSETS                                         $    36      $    88
                                                                                =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                                       $   925      $   175
                                                                                -------      -------

                           TOTAL LIABILITIES                                        925          175
                                                                                -------      -------
     STOCKHOLDERS' EQUITY

       Common Stock - par value $0.0001;
         100,000,000 shares authorized;
         5,250,000 issued and outstanding                                           525          525

       Additional paid in capital                                                   349          225

       Preferred Stock - Par value $0.0001;
         20,000,000 shares authorized;
         none issued and outstanding                                                  0            0

       Accumulated Deficit                                                       (1,763)        (837)
                                                                                -------      -------

       Total stockholders' equity                                                  (889)         (87)
                                                                                -------      -------

           TOTAL LIABILITIES AND EQUITY                                         $    36      $    88
                                                                                =======      =======

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
                 For the twelve months ended December 31, 2001,
              from inception (March 31, 2000) through December 31,
                     2000, and from inception (March, 2000)
                            through December 31, 2001

                                      Twelve Months    From Inception to     From Inception
                                    December 31, 2001  December 31, 2000    To December 31, 2001
                                    -----------------  -----------------    --------------------
REVENUE     Sales                          $     0           $     0           $      0
            Cost of sales                        0                 0                  0
                                           -------           -------           --------

GROSS PROFIT                                     0                 0                  0

GENERAL AND ADMINISTRATIVE EXPENSES            926               837              1,763
                                           -------           -------           --------

NET LOSS                                      (926)             (837)           $(1,763)

ACCUMULATED DEFICIT, BEGINNING BALANCE        (837)                0
                                           -------           -------

ACCUMULATED DEFICIT, ENDING BALANCE        $(1,763)          $  (837)
                                           =======           =======

NET EARNINGS PER SHARE

         Basic and Diluted

         Net loss per share         (Less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding  5,250,000

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY IV CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (March 31, 2000)through December 31, 2001

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000           $    750                              $      750
Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       124                                     124

Net loss                                                                    (926)             (926)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,250,000         $      874           $     (1,763)        $    (889)
                            =============      =============      ===============      ============

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF CASH FLOWS
                 For the twelve months ended December 31, 2001,
                   and from inception (March 31, 2000) through
                               September 30, 2001

     CASH FLOWS FROM OPERATING ACTIVITIES                December 31, 2001  From Inception
                                                         -----------------  --------------
             Net income (loss)                              $      (926)      $ (1,763)

                  Increases (Decrease) in accrued expenses          750            925
                                                            -------------    ----------

         NET CASH PROVIDED OR (USED) IN OPERATIONS                 (176)          (838)

     CASH FLOWS FROM FINANCING ACTIVITIES

             None                                                     0              0

     CASH FLOWS FROM INVESTING ACTIVITIES

             Proceeds from issuance of common stock                   0            750
             Proceeds from capital contributions                    124            124
                                                             ------------     ---------

                                                                    124            874
     CASH RECONCILIATION

             Net increase (decrease) in cash                        (52)            36
             Beginning cash balance                                  88              0
                                                               -----------   -----------
     CASH BALANCE AT END OF YEAR                                     36             36
                                                               ===========   ===========

              The accompanying notes are an integral part of these
                             financial statements.

                                 SEGWAY IV CORP.

1. Summary of significant accounting policies:
   ------------------------------------------

Industry - Segway IV Corp. (The Company), a Company incorporated in the state of New Jersey as of March 31, 2000, plans to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - We are considered to be an ongoing entity. Our shareholders fund any shortfalls in our cash flow on a day to day basis during the time period that we are in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital shortfalls; We anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents - We consider cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - Our financial statements are prepared in accordance with generally accepted accounting principles.

Income Taxes - We utilize the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, we have set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments - Our financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk - Financial instruments which potentially expose us to concentrations of credit risk consist principally of operating demand deposit accounts. Our policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time we have no deposits that are at risk.

2. Related Party Transactions and Going Concern:
   --------------------------------------------

Our financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time we have not identified the business that it wishes to engage in.

Our shareholders fund our activities while we take steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

5. Revenue and Cost Recognition:
   ----------------------------

We use the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6. Accrued Expenses:
   ----------------
Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7. Operating Lease Agreements:
   --------------------------

We have no agreements at this time.

8. Stockholder's Equity:
   --------------------

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,250,000 have been issued for the amount of $750. The shareholders contributed an additional $124 to capital during the year 2001. We have also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9. Required Cash Flow Disclosure for Interest and Taxes Paid:
   ---------------------------------------------------------

We have paid no amounts for federal income taxes and interest.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                Age           Positions and Offices Held

Richard I. Anslow                   40            President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

Richard I. Anslow, Esq. has been our President, Secretary and Director since our inception. He received a Bachelor of Science Degree in Accounting from the State University of New York at Buffalo in 1982 and a Juris Doctor Degree from Benjamin Cardozo School of Law in 1985. Mr. Anslow is a principal of Anslow & Jaclin, LLP, a law firm based in Freehold, New Jersey. Such firm commenced operations in 1993 under the name Richard I. Anslow & Associates and changed its name to Anslow & Jaclin, LLP in January 2001. It currently has three (3) full time attorneys.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed Form 5 for the year ending December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 5,250,000 shares of our common stock for a total of $750 in cash:

Name                       Number of Total Shares      Consideration       % of Shareholdings
----                       ----------------------      -------------       ------------------
Richard I. Anslow          5,000,000                   $500                95.24%

Mr. Anslow's shares were originally issued in the name of RGR Corp., a company of which he is the sole director, shareholder and President. With respect to the sales made to RGR Corp. we relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

The address for Mr. Anslow is 4400 Route 9 South, 2nd Floor, Freehold, New Jersey 07728.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

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

(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              Segway IV Corp.

                              By: /S/ Richard I. Anslow
                              --------------------------
                                      Richard I. Anslow
                                      President, Secretary and Director

Dated: April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Richard I. Anslow               President, Secretary         April 15, 2002
---------------------               and Director
    Richard I. Anslow