Form 10QSB
period 2002-09-30
SEGWAY IV CORP
filed 2002-11-04
CIK 1111285

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 30, 2002: 5,250,000 shares of common stock outstanding, $0.0001 par value.

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
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

SEGWAY IV CORP.

TABLE OF CONTENTS

Page(s)
Balance sheets	-1-

Statements of Operations and retained Deficit	-2-

Statement of Stockholders' Equity	-3-

Statements of cash flows	-4-

Notes to financial statements	5-7

                                 SEGWAY IV CORP.
                                  BALANCE SHEET
                            As of September 30, 2002
                              and December 31, 2001

                                     ASSETS

CURRENT ASSETS                                 September 30, 2002    December 31, 2001

        Cash                                           $    (0)          $    36
                                                       -------           -------

                      TOTAL ASSETS                     $    (0)          $    36
                                                       =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                   $ 1,225           $   925
                                                       -------           -------

                      TOTAL LIABILITIES                  1,225               925
                                                       -------           -------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding                       525               525

  Additional paid in capital                               425               349

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                              0                 0

  Accumulated Deficit                                   (2,175)           (1,763)
                                                       -------           -------

  Total stockholders' equity                            (1,225)             (889)
                                                       -------           -------

      TOTAL LIABILITIES AND EQUITY                     $    (0)          $    36
                                                       =======           =======

   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
           For the nine months ended September 30, 2002 and 2001, and from inception (March 31, 2000) through September 30, 2002

                                                      Nine Months        Nine Months     From Inception
                                                   September 30, 2002 September 30, 2001 To September 30, 2002

REVENUE                    Sales                     $         0           $         0           $         0
                           Cost of sales                       0                     0                     0
                                                     -----------           -----------           -----------

     GROSS PROFIT                                              0                     0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                     412                   428                 2,175
                                                     -----------           -----------           -----------

     NET LOSS                                               (412)                 (428)               (2,175)

     ACCUMULATED DEFICIT, BEGINNING BALANCE               (1,763)                 (837)                   (0)
                                                     -----------           -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $    (2,175)          $    (1,265)          $    (2,175)
                                                     ===========           ===========           ===========

NET EARNINGS PER SHARE

         Basic and Diluted

         Net loss per share                       Less than (.01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                5,250,000

   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
             For the three months ended September 30, 2002 and 2001

                                               Three Months      Three Months
                                           September 30, 2002  September 30, 2001

REVENUE                    Sales                  $   0           $   0
                           Cost of sales              0               0
                                                  ------          ------

     GROSS PROFIT                                     0               0

     GENERAL AND ADMINISTRATIVE EXPENSES            116             132
                                                  ------          ------

     NET LOSS                                     $(116)          $(132)
                                                  ======          ======

   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (March 31, 2000)through September 30, 2002

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued for cash         5,250,000           $    750                              $      750

Net loss                                                            $       (837)             (837)

                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       124                                     124

Net loss                                                                    (926)             (926)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,250,000                874                 (1,763)             (889)

Contributed capital
 by shareholders                                       76                                       76

Net loss                                                                    (412)             (412)
                            -------------      -------------      ---------------      ------------

Total at September 30, 2002   5,250,000          $     950          $     (2,175)       $   (1,225)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF CASH FLOWS
                For the nine months ended September 30, 2002, and
           from inception (March 31, 2000) through September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES               September 30, 2002 September 30, 2001 From Inception

        Net income (loss)                              $      (412)      $   (428)     $ (2,175)

             Increases (Decrease) in accrued expenses          300            300         1,225
                                                       -------------    ----------     ----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                     (112)           (128)        (950)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0               0            0

CASH FLOWS FROM financing ACTIVITIES

        Proceeds from issuance of common stock                   0               0          750
        Proceeds from capital contributions                     76              74          200
                                                        ------------     ----------    ---------

                                                                76                          950

CASH RECONCILIATION

        Net increase (decrease) in cash                        (36)           (54)           (0)
        Beginning cash balance                                  36             88             0
                                                          -----------   -----------    ---------

CASH BALANCE AT END OF PERIOD                              $    (0)      $    (34)      $    (0)
                                                          ===========   ===========    =========

   The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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

Liquidity and Capital Resources - In addition to the stockholders funding capital shortfalls, The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

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

8.      Stockholder's Equity:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,250,000 have been issued for the amount of $750. The shareholders contributed an additional $200 to capital during the years 2001 and 2002. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9.      Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company has paid no amounts for federal income taxes and interest.

10.      Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares." Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we will obtain any such equity funding.

Results of Operation

We did not have any operating income from inception (March 31, 2000) through September 30, 2002. For the quarter ended September 30, 2002, we recognized a net loss of $116. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2002; we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

SEGWAY IV CORP.

Date: October 30, 2002	By: /s/ Richard I. Anslow Richard I. Anslow President

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Richard I. Anslow certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Segway IV Corp.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     October 30, 2002

/s/ Richard I. Anslow Richard I. Anslow President, CEO and CFO