Form 10KSB
period 2002-12-31
SEGWAY IV CORP
filed 2003-04-15
CIK 1111285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2002

                            Commission File #0-30327

                                SEGWAY IV CORP.
             (Exact name of registrant as specified in its charter)

                                   New Jersey
         (State or other jurisdiction of incorporation or organization)

                                   22-3719169
                      (IRS Employer Identification Number)

                213 South Oak Avenue, Owatonna, Minnesota  55060
               (Address of principal executive offices )(Zip Code)

                                 (507) 446-9166
                (Registrant's telephone no., including area code)

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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2002: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 15, 2003, was: $-0-

Number of shares of the registrant's common stock outstanding as of April 15, 2003 is: 5,250,000

We do not have a Transfer Agent.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Segway IV Corp. (the "Company"), was incorporated on March 31, 2000, under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and has no operations to date. On December 18, 2002, Jaguar Communications, Inc., a Minnesota corporation acquired all of the issued and outstanding shares of Segway IV Corp. from the Segway shareholders in consideration for the aggregate sum of $12,500. Pursuant to same, Richard I. Anslow resigned as our sole director and sole officer and Donny Smith was appointed our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director.

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



EMPLOYEES

We have no full time employees. Donny Smith, our sole officer and director has agreed to allocate a portion of his time to the activities, without compensation. Mr. Smith anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Smith.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 15, 2003, there is one shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation
-----------------

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance we would obtain any such equity funding.

Results of Operation
--------------------

We did not have any operating income from inception (March 31, 2000) through December 31, 2002. For the year ended December 31, 2002, the registrant recognized a net loss of $912. Some general and administrative expenses during the quarter were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2002 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:


                                 SEGWAY IV CORP.

                              FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2002

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

TO THE BOARD OF DIRECTORS
SEGWAY IV CORP.
OWAIONNA, MN



We have audited the accompanying balance sheet of Segway IV Corp., as of December 31, 2002 and 2001, and the related statement of operation, equity and cash flows for the twelve months then ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway IV Corp., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the months then ended in conformity with generally accepted accounting principles.



                                          Gately & Associates, LLC
                                          Certified Public Accountants
                                          Orlando, Florida
                                          April 5, 2003


                                 SEGWAY IV CORP.
                                  BALANCE SHEET
                             As of December 31, 2002
                              and December 31, 2001


                                     ASSETS


CURRENT ASSETS                        December 31, 2002    December 31, 2001
                                      -----------------    -----------------
        Cash                            $         (0)         $         36
                                        -------------         ------------

           TOTAL ASSETS                 $         (0)         $         36
                                        =============         ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

        Accrued expenses                $      1,725          $       925
                                        -------------         -----------


           TOTAL LIABILITIES                   1,725                  925
                                        -------------         -----------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding            525                   525

  Additional paid in capital                    425                   349

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                   0                     0

  Accumulated Deficit                        (2,675)               (1,763)
                                       -------------            ----------

  Total stockholders' equity                 (1,725)                 (889)
                                       -------------            ----------


      TOTAL LIABILITIES AND EQUITY     $         (0)            $      36
                                       ==============           ==========



   The accompanying notes are an integral part of these financial statements.


                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
                For the twelve months ended December 31, 2002 and
                2001, and from inception (March 31, 2000) through
                                December 31, 2002


                                                   Twelve Months      Twelve Months     From Inception to
                                                 December 31, 2002  December 31, 2001   December 31, 2002
                                                 -----------------  -----------------   -----------------
REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0
                                                  -----------        -----------        -----------

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  912                926              2,675
                                                  -----------        -----------        -----------

     NET LOSS                                            (912)              (926)            (2,675)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (1,763)              (837)                (0)
                                                  -----------        -----------        -----------

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (2,675)       $    (1,763)       $    (2,675)
                                                  ===========        ===========        ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                    (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding             5,250,000



   The accompanying notes are an integral part of these financial statements.



                                 SEGWAY IV CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (March 31, 2000)through September 30, 2002


                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000           $    750                              $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       124                                     124

Net loss                                                                    (926)             (926)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,250,000                874                 (1,763)             (889)

Contributed capital
 by shareholders                                       76                                       76

Net loss                                                                    (912)             (912)
                            -------------      -------------      ---------------      ------------

Total at September 30, 2002   5,250,000          $     950          $     (2,675)       $   (1,725)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.



                                 SEGWAY IV CORP.
                             STATEMENT OF CASH FLOWS
                 For the twelve months ended December 31, 2002,
                   and from inception (March 31, 2000) through
                                December 31, 2002



CASH FLOWS FROM OPERATING ACTIVITIES               December 31, 2002 December 31, 2001  From Inception
                                                   ----------------- -----------------  --------------
        Net income (loss)                              $      (912)      $   (926)     $ (2,675)

        Increases (Decrease) in accrued expenses               800            750         1,725
                                                       -------------    ----------     ----------


NET CASH PROVIDED OR (USED) IN OPERATIONS                     (112)          (176)        (950)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0               0            0


CASH FLOWS FROM financing ACTIVITIES

        Proceeds from issuance of common stock                   0               0          750
        Proceeds from capital contributions                     76              74          200
                                                        ------------     ----------    ---------

                                                                76                          950

CASH RECONCILIATION

        Net increase (decrease) in cash                        (36)           (54)           (0)
        Beginning cash balance                                  36             88             0
                                                          -----------   -----------    ---------

CASH BALANCE AT END OF PERIOD                              $    (0)      $    (34)      $    (0)
                                                          ===========   ===========    =========




   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                         NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

                                 SEGWAY IV CORP.
                         NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

                                 SEGWAY IV CORP.
                         NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of April 15, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.




Name                                Age           Positions and Offices Held

Donny Smith                                       President/Secretary/Director




BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

Donny Smith, is a co-founder and the Chairman and CEO of Jaguar Communications, Inc. Prior to this position, Donny was the founder and CEO of Local Link, a regional internet company, from 1995 to 1999. In the 1980's, he was the Chairman and CEO of the Minnesota Cattle Company, a dairy cattle export operation.

Mr. Smith received a BS degree in International Business and Computer Science from Mankato State University in 1991 and his MBA from The William E. Simon School of Management in Rochester, NY in 1995.

Mr. Smith has 3 years of experience in the field of telecommunications. Prior to working in this area, he worked in the internet and software development areas. He has worked or contracted for companies that include IBM, Local-Link, Xerox, Sunrise Software, E.F. Johnson Companies, Jostens, Ford, and many others. He has experience in Electronics, Software Engineering, Systems Development and System Testing as well as Executive Management.


CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2002.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Name                              Number of Total Shares      Consideration       % of Shareholdings
----                              ----------------------      -------------       ------------------
Jaguar Communications, Inc.       5,250,000(1)                $12,500             %100
213 South Oak Avenue
Owatonna, Minnesota  55060

(1) Jaguar Communications, Inc.'s 5% or greater voting and ownership shareholders are as follows: Donny Smith - 15.47% voting, 15.11% ownership; Andrew T. Tanabe - 15.15% voting, 14.75% ownership ; Carl F. Schick - 14.31% voting, 14% ownership; John C. Pegg - 11.55% voting, 11.26% ownership; Jay K. Clark - 10.25% voting, 9.76% ownership; Klee Smith - 8.65% voting, 8.13% ownership; and New Media Ventures - 7.69% voting, 7.23% ownership. Amit Shah is the sole shareholder of New Media Ventures.

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

(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              Segway IV Corp.

                              By: /s/ Donny Smith
                              --------------------------
                                      Donny Smith
                                      President, Secretary and Director

Dated: April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Donny Smith                     President, Secretary         April 15, 2003
---------------------               and Director
    Donny Smith

--------------------------------------------------------------------------------


                                 CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Donny Smith, certify that:

1.   I have reviewed this annual report on Form 10-KSB of SEGWAY IV CORP.

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

     (c) presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



6. I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003
                                        /s/ Donny Smith
                                        --------------------------
                                        Donny Smith
                                        Principal Executive Officer,
                                        Principal Financial Officer