Form 10QSB
period 2003-03-31
SEGWAY IV CORP
filed 2003-05-15
CIK 1111285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

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

                213 South Oak Avenue, Owatonna, Minnesota 55060
                    (Address of Principal Executive Offices)

                                 (507) 446-9166
                           (Issuer's telephone number)


        (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2003: 5,250,000 shares of common stock outstanding, $0.0001 par value.

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

Signature


Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                 SEGWAY IV CORP.


                              FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2003

Segway IV Corp.




FINANCIAL STATEMENTS                                                     Page #



Balance Sheet                                                                 1


Statement of Operations and Retained Deficit                                  2


Statement of Stockholders Equity                                              3


Cash Flow Statement                                                           4


Notes to the Financial Statements                                           5-7

                                 SEGWAY IV CORP.
                                  BALANCE SHEET
                              As of March 31, 2003
                              and December 31, 2002


                                     ASSETS

CURRENT ASSETS                          March 31, 2003    December 31, 2002

        Cash                                  $    (0)       $    (0)




                      TOTAL ASSETS            $    (0)       $    (0)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

    Accrued expenses                          $ 1,925        $ 1,725


                      TOTAL LIABILITIES         1,925          1,725

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding              525            525

  Additional paid in capital                      425            425

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                     0              0

  Accumulated Deficit                          (2,875)        (2,675)

  Total stockholders' equity                   (1,925)        (1,725)


      TOTAL LIABILITIES AND EQUITY            $    (0)       $    (0)

   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
             For the three months ended March 31, 2003 and 2002, and
             from inception (March 31, 2000) through March 31, 2003



                                                      Three Months    Three Months     From Inception to
                                                     March 31, 2003   March 31, 2002     March 31, 2003
                                                     --------------   --------------     --------------
REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  200                148              2,875

     NET LOSS                                            (200)              (148)            (2,875)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (2,675)            (1,763)                (0)

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (2,875)       $    (1,911)       $    (2,875)

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                    (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding             5,250,000


   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From inception (March 31, 2000)through March 31, 2003

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000           $    750                              $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       124                                     124

Net loss                                                                    (926)             (926)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,250,000                874                (1,763)             (889)

Contributed capital
 by shareholders                                        76                                      76

Net loss                                                                    (912)             (912)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,250,000                950                (2,675)           (1,725)

Net loss                                                                    (200)             (200)
                            -------------      -------------      ---------------      ------------

Total at March 31, 2003       5,250,000          $     950          $     (2,875)       $   (1,925)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.


                                 SEGWAY IV CORP.
                             STATEMENT OF CASH FLOWS
             For the three months ended March 31, 2003 and 2002, and
             from inception (March 31, 2000) through March 31, 2003


CASH FLOWS FROM OPERATING ACTIVITIES                   March 31, 2003  March 31, 2002  From Inception
------------------------------------                   --------------  --------------- --------------
        Net income (loss)                              $      (200)      $   (148)     $ (2,875)

             Increases (Decrease) in accrued expenses          200            100         1,925
                                                       -------------    ----------     ----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                   (0)           (48)         (950)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0               0            0


CASH FLOWS FROM financing ACTIVITIES

        Proceeds from issuance of common stock                   0               0          750
        Proceeds from capital contributions                      0               0          200
                                                        ------------     ----------    ---------

                                                                 0               0          950

CASH RECONCILIATION

        Net increase (decrease) in cash                         (0)           (48)           (0)
        Beginning cash balance                                   0             36             0
                                                          -----------   -----------    ---------
CASH BALANCE AT END OF PERIOD                              $    (0)      $    (12)      $    (0)
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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

We have been in the developmental stage since inception and have no operations to date. On December 18, 2002, Jaguar Communications, Inc., a Minnesota corporation acquired all of our issued and outstanding shares from the Segway shareholders in consideration for the aggregate sum of $12,500. Pursuant to same, Richard I. Anslow resigned as our sole director and sole officer and Donny Smith was appointed our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director.

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

Results of Operation
--------------------

We did not have any operating income from inception (March 31, 2000) through December 31, 2002. For the quarter ended March 31, 2003, we recognized a net loss of $200. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2003 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures
-------------------------------

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          99.1 Certification

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                        SEGWAY IV CORP.



Date:   May 14, 2003                     /s/  Donny Smith
                                        --------------------------------
                                        Donny Smith
                                        President, Secretary and Director



--------------------------------------------------------------------------------

                                CERTIFICATION OF
                           PRINCIPAL EXECUTIVE OFFICER
                           PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Donny Smith, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of SEGWAY IV CORP.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003
                                        /s/ Donny Smith
                                        --------------------------
                                        Donny Smith
                                        Principal Executive Officer and
                                        Principal Financial Officer