Form 10QSB
period 2003-06-30
SEGWAY IV CORP
filed 2003-08-13
CIK 1111285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2003: 5,250,000 shares of common stock outstanding, $0.0001 par value.

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

Signature


Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                 SEGWAY IV CORP.


                              FINANCIAL STATEMENTS







                               AS OF JUNE 30, 2003









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

                                 SEGWAY IV CORP.
                                  BALANCE SHEET
                               As of June 30, 2003
                              and December 31, 2002


                                     ASSETS


CURRENT ASSETS                               June 30, 2003    December 31, 2002

        Cash                                    $    (0)       $    (0)




                      TOTAL ASSETS              $    (0)       $    (0)



         LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES

    Accrued expenses                            $ 2,400        $ 1,725


                TOTAL LIABILITIES                 2,400          1,725

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding                525            525

  Additional paid in capital                        425            425

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                       0              0

  Accumulated Deficit                            (3,350)        (2,675)

  Total stockholders' equity                     (2,400)        (1,725)


      TOTAL LIABILITIES AND EQUITY              $    (0)       $    (0)


   The accompanying notes are an integral part of these financial statements.


                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
              For the six months ended June 30, 2003 and 2002, and
              from inception (March 31, 2000) through June 30, 2003




                                                       Six Months      Six Months     From Inception to
                                                     June 30, 2003   June 30, 2002     June 30, 2003

REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0
                                                  -----------        -----------        -----------

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  675                296              3,350
                                                  -----------        -----------        -----------

     NET LOSS                                            (675)              (296)            (3,350)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (2,675)            (1,763)                (0)
                                                  -----------        -----------        -----------

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (3,350)       $    (2,059)       $    (3,350)
                                                  ===========        ===========        ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                    (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding             5,250,000




   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
                For the three months ended June 30, 2003 and 2002



                                           Three Months    Three Months
                                           June 30, 2003   June 30, 2002


REVENUE                    Sales               $   0        $   0
                           Cost of sales           0            0
                                               -----        -----

     GROSS PROFIT                                  0            0

     GENERAL AND ADMINISTRATIVE EXPENSES         475          148
                                               -----        -----

     NET LOSS                                  $(475)       $(148)
                                               =====        =====



   The accompanying notes are an integral part of these financial statements.


                                 SEGWAY IV CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From inception (March 31, 2000)through June 30, 2003


                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000           $    750                              $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       124                                     124

Net loss                                                                    (926)             (926)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,250,000                874                (1,763)             (889)

Contributed capital
 by shareholders                                        76                                      76


Net loss                                                                    (912)             (912)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,250,000                950                (2,675)           (1,725)

Net loss                                                                    (675)             (675)
                            -------------      -------------      ---------------      ------------

Total at June 30, 2003        5,250,000          $     950          $     (3,350)      $    (2,400)
                            =============      =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.


                                 SEGWAY IV CORP.
                             STATEMENT OF CASH FLOWS
              For the six months ended June 30, 2003 and 2002, and
              from inception (March 31, 2000) through June 30, 2003



CASH FLOWS FROM OPERATING ACTIVITIES                   June 30, 2003  June 30, 2002  From Inception

        Net income (loss)                              $      (675)      $   (296)     $ (3,350)

             Increases (Decrease) in accrued expenses          675            200         2,400
                                                       -------------    ----------     ----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                       (0)           (96)         (950)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0             0



CASH FLOWS FROM financing ACTIVITIES

        Proceeds from issuance of common stock                   0              0           750
        Proceeds from capital contributions                      0             50           200
                                                        ------------     ----------    ---------

                                                                 0             50           950

CASH RECONCILIATION

        Net increase (decrease) in cash                         (0)           (46)           (0)
        Beginning cash balance                                   0             36             0
                                                          -----------   -----------    ---------

CASH BALANCE AT END OF PERIOD                          $        (0)      $    (10)     $     (0)
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

Results of Operation
--------------------

The Company did not have any operating income from inception (March 31, 2000) through June 30, 2003. For the quarter ended June 30, 2003, the registrant recognized a net loss of $475 and $675 for the year to date. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2003 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.


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

                                        SEGWAY IV CORP.



Date:   August 13, 2003                 /s/  Donny Smith
                                        --------------------------------
                                        Donny Smith
                                        President, Secretary and Director



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

Dated: August 13, 2003
                                        /s/ Donny Smith
                                        --------------------------
                                        Donny Smith
                                        Principal Executive Officer and
                                        Principal Financial Officer