Form 10QSB
period 2003-09-30
SEGWAY IV CORP
filed 2003-11-14
CIK 1111285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2003: 5,250,000 shares of common stock outstanding, $0.0001 par value.

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

Signature


Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                 SEGWAY IV CORP.


                              FINANCIAL STATEMENTS







                            AS OF SEPTEMBER 30, 2003









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

                                 SEGWAY IV CORP.
                                  BALANCE SHEET
                            As of September 30, 2003
                              and December 31, 2002


                                     ASSETS


CURRENT ASSETS                           September 30, 2003    December 31, 2002
    Cash                                    $         (0)         $        (0)
                                            -------------         ------------

           TOTAL ASSETS                     $         (0)         $        (0)
                                            =============         ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

    Accrued expenses                        $      2,550          $     1,725
                                            -------------         -----------


           TOTAL LIABILITIES                       2,550                1,725
                                            -------------         -----------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding                 525                  525

  Additional paid in capital                         425                  425

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                        0                    0

  Accumulated Deficit                             (3,500)              (2,675)
                                            -------------            ----------

  Total stockholders' equity                      (2,550)              (1,725)
                                            -------------            ----------


           TOTAL LIABILITIES AND EQUITY     $         (0)         $        (0)
                                            =============           ==========






   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
           For the nine months ended September 30, 2003 and 2002, and from inception (March 31, 2000) through September 30, 2003


                                                       Nine Months      Nine Months     From Inception to
                                                      Sep. 30, 2003    Sep. 30, 2002     Sep. 30, 2003

REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0
                                                  -----------        -----------        -----------

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  825                412              3,500
                                                  -----------        -----------        -----------

     NET LOSS                                            (825)              (412)            (3,500)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (2,675)            (1,763)                (0)
                                                  -----------        -----------        -----------

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (3,500)       $    (2,175)       $    (3,500)
                                                  ===========        ===========        ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                    (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding             5,250,000


   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
             For the three months ended September 30, 2003 and 2002

                                                  Three Months      Three Months
                                                 Sep. 30, 2003      Sep. 30, 2002


REVENUE                    Sales                  $         0        $         0
                           Cost of sales                    0                  0
                                                  -----------        -----------

     GROSS PROFIT                                           0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  150                116
                                                  -----------        -----------

     NET LOSS                                     $      (150)       $      (116)
                                                  ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (March 31, 2000)through September 30, 2003


                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued for cash         5,250,000         $      750                              $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       124                                     124

Net loss                                                                    (926)             (926)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,250,000                874                (1,763)             (889)

Contributed capital
 by shareholders                                        76                                      76

Net loss                                                                    (912)             (912)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,250,000                950                (2,675)           (1,725)

Net loss                                                                    (825)             (825)
                            -------------      -------------      ---------------      ------------

Total at September 30, 2003   5,250,000         $      950          $     (3,500)       $   (2,550)
                            =============      =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF CASH FLOWS
                 For the six months ended September 30, 2003 and
      2002, and from inception (March 31, 2000) through September 30, 2003



CASH FLOWS FROM OPERATING ACTIVITIES                   Sep. 30, 2003  Sep. 30, 2002  From Inception
        Net income (loss)                              $      (825)      $   (412)     $ (3,500)

            Increases (Decrease) in accrued expenses           825            300         2,550
                                                       -------------    ----------     ----------


NET CASH PROVIDED OR (USED) IN OPERATIONS                       (0)          (112)         (950)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0             0


CASH FLOWS FROM financing ACTIVITIES

        Proceeds from issuance of common stock                   0              0           750
        Proceeds from capital contributions                      0             76           200
                                                        ------------     ----------    ---------

                                                                 0             76           950

CASH RECONCILIATION

        Net increase (decrease) in cash                         (0)           (46)           (0)
        Beginning cash balance                                   0             36             0
                                                          -----------   -----------    ---------

CASH BALANCE AT END OF PERIOD                          $        (0)      $    (10)     $     (0)
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

Results of Operation
--------------------

The Company did not have any operating income from inception (March 31, 2000) through September 30, 2003. For the quarter ended September 30, 2003, the registrant recognized a net loss of $150 and $825 for the year to date. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

        (a)  Exhibits

             31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

             32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                        SEGWAY IV CORP.



Date:   November 14, 2003               /s/  Donny Smith
                                        --------------------------------
                                        Donny Smith
                                        President, Secretary and Director