Form 10KSB
period 2003-12-31
SEGWAY IV CORP
filed 2004-03-25
CIK 1111285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -----------------------------------------

                                   FORM 10-KSB

                   -----------------------------------------

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2003

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

                                 (507) 446-9166
                (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

     Title of each class               Name of each exchange on which registered

     -------------------               -----------------------------------------

     -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.0001 par value

                         -------------------------------
                                (Title of class)

                         -------------------------------
                                (Title of class)


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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2003: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 19, 2004, was: $-0-

Number of shares of the registrant's common stock outstanding as of March 19, 2004 is: 5,250,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 19, 2004, there is one shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation
-----------------

We are continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we would obtain any such equity funding.

Results of Operation
--------------------

We did not have any operating income from inception (March 31, 2000) through December 31, 2003. For the year ended December 31, 2003, we recognized a net loss of $3,825. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2003, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:


                                 SEGWAY IV CORP.


                              FINANCIAL STATEMENTS







                        AS OF December 31, 2003 and 2002

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

TO THE BOARD OF DIRECTORS
SEGWAY IV CORP.
OWAIONNA, MN



We have audited the accompanying balance sheet of Segway IV Corp., as of December 31, 2003 and 2002, and the related statement of operation, equity and cash flows for the twelve months then ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway IV Corp., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the months then ended in conformity with generally accepted accounting principles.






                                            Gately & Associates, LLC
                                            Certified Public Accountants
                                            Altamonte Springs, Florida
                                            January 16, 2004

                                 SEGWAY IV CORP.
                                  BALANCE SHEET
                        As of December 31, 2003 and 2002



                                     ASSETS
                                     ------


CURRENT ASSETS                                            December 31, 2003    December 31, 2002

  Cash                                                           $    (0)       $    (0)
                                                                 -------        -------




                      TOTAL ASSETS                               $    (0)       $    (0)
                                                                 =======        =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES

  Accrued expenses                                               $ 5,550        $ 1,725
                                                                 -------        -------


                      TOTAL LIABILITIES                            5,550          1,725
                                                                 -------        -------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding                                 525            525

  Additional paid in capital                                         425            425

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                        0              0

  Accumulated Deficit                                             (6,500)        (2,675)
                                                                 -------        -------

  Total stockholders' equity                                      (5,550)        (1,725)
                                                                 -------        -------


                      TOTAL LIABILITIES AND EQUITY               $    (0)       $    (0)
                                                                 =======        =======






   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
           For the twelve months ended December 31, 2003 and 2002, and from inception (March 31, 2000) through December 31, 2003

                                              Twelve Months    Twelve Months     From Inception to
                                            December 31, 2003 December 31, 2002  December 31, 2003
                                            ----------------- -----------------  -----------------
REVENUE                    Sales                  $     0        $     0        $     0
                           Cost of sales                0              0              0
                                                  -------        -------        -------

     GROSS PROFIT                                       0              0              0

     GENERAL AND ADMINISTRATIVE EXPENSES            3,825            912          6,500
                                                  -------        -------        -------

     NET LOSS                                      (3,825)          (912)        (6,500)

     ACCUMULATED DEFICIT, BEGINNING BALANCE        (2,675)        (1,763)            (0)
                                                  -------        -------        -------

     ACCUMULATED DEFICIT, ENDING BALANCE          $(6,500)       $(2,675)       $(6,500)
                                                  =======        =======        =======


NET EARNINGS PER SHARE

     Basic and Diluted
     Net loss per share                    (Less than .01)

Basic and Diluted Weighted Average
     Number of Common Shares Outstanding        5,250,000




   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (March 31, 2000)through December 31, 2003


                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000          $     750                              $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       124                                     124

Net loss                                                                    (926)             (926)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,250,000                874                (1,763)             (889)

Contributed capital
 by shareholders                                        76                                      76

Net loss                                                                    (912)             (912)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,250,000                950                (2,675)           (1,725)

Net loss                                                                  (3,825)           (3,825)
                            -------------      -------------      ---------------      ------------

Total at March 31, 2003       5,250,000          $     950          $     (6,500)       $   (5,550)
                            =============      =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF CASH FLOWS
           For the twelve months ended December 31, 2003 and 2002, and from inception (March 31, 2000) through December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES                     December 31,    December 31, From Inception
                                                             2003            2002          2003

        Net income (loss)                              $    (3,825)      $   (912)     $ (6,500)

        Increases (Decrease) in accrued expenses             3,825            800         5,550
                                                       -------------    ----------     ----------


NET CASH PROVIDED OR (USED) IN OPERATIONS                       (0)          (112)         (950)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0             0


CASH FLOWS FROM financing ACTIVITIES

        Proceeds from issuance of common stock                   0              0           750
        Proceeds from capital contributions                      0             76           200
                                                       -------------    ----------     ----------

                                                                 0             76           950

CASH RECONCILIATION

        Net increase (decrease) in cash                         (0)           (36)           (0)
        Beginning cash balance                                   0             36             0
                                                       -------------    ----------     ----------

CASH BALANCE AT END OF PERIOD                          $        (0)      $     (0)     $     (0)
                                                       =============    ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
================================================================================


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

ITEM 8A. CONTROLS AND PROCEDURES

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2003 and March 19, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                Age           Positions and Offices Held

Donny Smith                         46            President/Secretary/Director


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

We have not filed a Form 5 for the year ending December 31, 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Name                              Number of Total Shares      Consideration       % of Shareholdings
----                              ----------------------      -------------       ------------------
Jaguar Communications, Inc.       5,250,000(1)                $12,500             100%
213 South Oak Avenue
Owatonna, Minnesota  55060

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

(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $1000.00 and $0.00 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $0.00 and $0.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2002, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $0.00 and $0.00, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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

Dated: March 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Donny Smith                     President, Secretary         March 24, 2004
---------------------               and Director
    Donny Smith