Form 10QSB
period 2004-03-31
SEGWAY IV CORP
filed 2004-05-17
CIK 1111285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 17, 2004: 5,250,000 shares of common stock outstanding, $0.0001 par value.

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

Signature


Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                 SEGWAY IV CORP.


                              FINANCIAL STATEMENTS







                              AS OF MARCH 31, 2004









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

                                 SEGWAY IV CORP.
                                  BALANCE SHEET
                              As of March 31, 2004
                              and December 31, 2003


                                     ASSETS


CURRENT ASSETS                                                           March 31, 2004        December 31, 2002

             Cash                                                             $    (0)               $    (0)
                                                                              -------                -------

                           TOTAL ASSETS                                       $    (0)               $    (0)
                                                                              =======                =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accrued expenses                                                     $ 6,125                $ 5,550
                                                                              -------                -------


                           TOTAL LIABILITIES                                    6,125                  5,550
                                                                              -------                -------

STOCKHOLDERS' EQUITY

       Common Stock - par value $0.0001;
         100,000,000 shares authorized;
         5,250,000 issued and outstanding                                         525                    525

       Additional paid in capital                                                 425                    425

       Preferred Stock - Par value $0.0001;
         20,000,000 shares authorized;
         none issued and outstanding                                                0                      0

       Accumulated Deficit                                                     (7,075)                (6,500)
                                                                              -------                -------

       Total stockholders' equity                                              (6,125)                (5,550)
                                                                              -------                -------


           TOTAL LIABILITIES AND EQUITY                                       $    (0)               $    (0)
                                                                              =======                =======






   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
                  For the three months ended March 31, 2004 and
        2003, and from inception (March 31, 2000) through March 31, 2004

                                                      Three Months      Three Months       From Inception to
                                                     March 31, 2004     March 31, 2003       March 31, 2004
REVENUE           Sales                              $         0           $         0           $         0
                  Cost of sales                                0                     0                     0
                                                     -----------           -----------           -----------

     GROSS PROFIT                                              0                     0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                     575                   200                 7,075
                                                     -----------           -----------           -----------

     NET LOSS                                               (575)                 (200)               (7,075)

     ACCUMULATED DEFICIT, BEGINNING BALANCE               (6,500)               (2,675)                   (0)
                                                     -----------           -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $    (7,075)          $    (2,875)          $    (7,075)
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

                                 SEGWAY IV CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From inception (March 31, 2000)through March 31, 2004


                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000          $     750                              $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       124                                     124

Net loss                                                                    (926)             (926)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,250,000                874                (1,763)             (889)

Contributed capital
 by shareholders                                        76                                      76

Net loss                                                                    (912)             (912)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,250,000                950                (2,675)           (1,725)

Net loss                                                                  (3,825)           (3,825)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,250,000                950                (6,500)           (5,550)

Net Loss                                                                    (575)             (575)
                            -------------      -------------      ---------------      ------------

Total at March 31, 2004       5,250,000          $     950          $     (7,075)       $   (6,125)
                            =============      =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.
                             STATEMENT OF CASH FLOWS
             For the three months ended March 31, 2004 and 2003, and
             from inception (March 31, 2000) through March 31, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                   March 31, 2004  March 31, 2003 From Inception
        Net income (loss)                              $      (575)      $   (200)     $ (7,075)

             Increases (Decrease) in accrued expenses          575            200         6,125
                                                       -------------    ----------     ----------


    NET CASH PROVIDED OR (USED) IN OPERATIONS                   (0)            (0)         (950)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0             0


CASH FLOWS FROM financing ACTIVITIES

        Proceeds from issuance of common stock                   0               0          750
        Proceeds from capital contributions                      0               0          200
                                                       -------------     ----------    ---------

                                                                 0               0          950

CASH RECONCILIATION

        Net increase (decrease) in cash                         (0)            (0)           (0)
        Beginning cash balance                                   0              0             0
                                                       --------------   -----------    ---------

CASH BALANCE AT END OF PERIOD                          $        (0)      $     (0)     $     (0)
                                                       ==============   ===========    =========


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

Results of Operation
--------------------

The Company did not have any operating income from inception (March 31, 2000) through December 31, 2004. For the quarter ended March 31, 2004, the registrant recognized a net loss of $575. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                        SEGWAY IV CORP.



Date:   May 17, 2004                    /s/  Donny Smith
                                        --------------------------------
                                        Donny Smith
                                        President, Secretary and Director