Form 10QSB
period 2004-06-30
SEGWAY IV CORP
filed 2004-08-11
CIK 1111285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2004: 5,250,000 shares of common stock outstanding, $0.0001 par value.

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

Signature


Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                 SEGWAY IV CORP.


                              FINANCIAL STATEMENTS







                               AS OF JUNE 30, 2004


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


                                                  SEGWAY IV CORP.
                                                   BALANCE SHEET
                                                As of June 30, 2004
                                               and December 31, 2003


                                                      ASSETS
                                                      ------


CURRENT ASSETS                                                     June 30, 2004      December 31, 2003

        Cash                                                        $         (0)         $        (0)
                                                                    -------------         -----------




                      TOTAL ASSETS                                  $         (0)         $        (0)
                                                                    =============         ===========



                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------



CURRENT LIABILITIES

    Accrued expenses                                                $      6,375          $     5,550
                                                                    ------------          -----------


                      TOTAL LIABILITIES                                    6,375                5,550
                                                                    ------------          -----------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding                                         525                  525

  Additional paid in capital                                                 425                  425

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                                0                    0

  Accumulated Deficit                                                     (7,325)              (6,500)
                                                                    ------------          -----------

  Total stockholders' equity                                              (6,375)              (5,550)
                                                                    ------------          -----------


      TOTAL LIABILITIES AND EQUITY                                  $         (0)         $        (0)
                                                                    ============          ===========



                    The accompanying notes are an integral part of these financial statements.

                                                         F-1



                                                  SEGWAY IV CORP.
                                              STATEMENT OF OPERATIONS
                               For the six months ended June 30, 2004 and 2003,
                               and from inception (March 31, 2000) through June  30, 2004


                                                            Six Months                Six Months              From Inception to
                                                          June 30, 2004              June 30, 2003               June 30, 2004

REVENUE                    Sales                          $         0                $         0                $         0
                           Cost of sales                            0                          0                          0
                                                          -----------                -----------                -----------

     GROSS PROFIT                                                   0                          0                          0

     GENERAL AND ADMINISTRATIVE EXPENSES                          825                        675                      7,325
                                                          -----------                -----------                -----------

     NET LOSS                                                    (825)                      (675)                    (7,325)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                    (6,500)                    (2,675)                        (0)
                                                          -----------                -----------                -----------

     ACCUMULATED DEFICIT, ENDING BALANCE                  $    (7,325)               $    (3,350)               $    (7,325)
                                                          ===========                ===========                ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                            (Less than .01)            (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                     5,250,000                  5,250,000




                                     The accompanying notes are an integral part of these financial statements.



                                                  SEGWAY IV CORP.
                                              STATEMENT OF OPERATIONS
                                 For the three months ended June 30, 2004 and 2003



                                                          Three Months               Three Months
                                                          June 30, 2004             June 30, 2003

REVENUE                    Sales                          $         0                $         0
                           Cost of sales                            0                          0
                                                          -----------                -----------

     GROSS PROFIT                                                   0                          0

     GENERAL AND ADMINISTRATIVE EXPENSES                          250                        475
                                                          -----------                -----------

     NET LOSS                                             $      (250)               $      (475)
                                                          ===========                ===========



                                     The accompanying notes are an integral part of these financial statements.

                                                                       F-2




                                                  SEGWAY IV CORP.
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                               From inception (March 31, 2000)through June 30, 2004


                                    SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                                 -------------      -------------     -----------------     ------------
Stock issued for cash              5,250,000         $      750                              $      750

Net loss                                                                 $       (837)             (837)
                                 ------------       -------------      ----------------      ------------

Total at December 31, 2000         5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                            124                                     124

Net loss                                                                         (926)             (926)
                                 -------------      -------------      ---------------      ------------

Total at December 31, 2001         5,250,000                874                (1,763)             (889)

Contributed capital
 by shareholders                                             76                                      76

Net loss                                                                         (912)             (912)
                                 -------------      -------------      ---------------      ------------

Total at December 31, 2002        5,250,000                 950                (2,675)           (1,725)

Net loss                                                                       (3,825)           (3,825)
                                 -------------      -------------      ---------------      ------------

Total at December 31, 2002        5,250,000                 950                (6,500)           (5,550)

Net Loss                                                                         (825)             (825)
                                 -------------      -------------      ---------------      ------------

Total at June 30, 2004            5,250,000          $      950          $     (7,325)       $   (6,375)
                                 =============      =============      ===============      ============




                 The accompanying notes are an integral part of these financial statements.




                                                    SEGWAY IV CORP.
                                                STATEMENT OF CASH FLOWS
                                   For the six months ended June 30, 2004 and 2003,
                               and from inception (March 31, 2000) through June 30, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                    June 30, 2004   June 30, 2003  From Inception

        Net income (loss)                                  $  (825)      $   (675)      $(7,325)

            Increases (Decrease) in accrued expenses           825            675         6,375
                                                           -------       --------       -------


    NET CASH PROVIDED OR (USED) IN OPERATIONS                   (0)            (0)         (950)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0            0


CASH FLOWS FROM financing ACTIVITIES

        Proceeds from issuance of common stock                   0              0           750
        Proceeds from capital contributions                      0              0           200
                                                           -------       --------       -------

                                                                 0              0           950

CASH RECONCILIATION

        Net increase (decrease) in cash                         (0)            (0)           (0)
        Beginning cash balance                                   0              0             0
                                                           -------       --------       -------

CASH BALANCE AT END OF PERIOD                              $    (0)      $     (0)      $    (0)
                                                           =======       ========       =======


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

                                 SEGWAY IV CORP.

                         NOTES TO FINANCIAL STATEMENTS

================================================================================

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

                                 SEGWAY IV CORP.

                         NOTES TO FINANCIAL STATEMENTS

================================================================================

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

Results of Operation
--------------------

We did not have any operating income from inception (March 31, 2000) through June 30, 2004. For the quarter ended June 30, 2004, we recognized a net loss of $250 as compared with $475 for the prior year's quarter. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                        SEGWAY IV CORP.



Date:   August 11, 2004                 /s/  Donny Smith
                                        --------------------------------
                                        Donny Smith
                                        President, Secretary and Director