Form 10QSB
period 2004-09-30
SEGWAY IV CORP
filed 2004-11-12
CIK 1111285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 2004: 5,250,000 shares of common stock outstanding, $0.0001 par value.

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

Signature


Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                 SEGWAY IV CORP.


                              FINANCIAL STATEMENTS







                            AS OF SEPTEMBER 30, 2004


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


                                 SEGWAY IV CORP.
                                  BALANCE SHEET
                            As of September 30, 2004
                              and December 31, 2003


                                     ASSETS


CURRENT ASSETS                                     September 30, 2004   December 31, 2003

   Cash                                                   $    (0)          $    (0)
                                                          -------           -------




                 TOTAL ASSETS                             $    (0)          $    (0)
                                                          =======           =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES


    Accrued expenses                                      $ 6,625           $ 5,550
                                                          -------           -------


                      TOTAL LIABILITIES                     6,625             5,550
                                                          -------           -------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding                          525               525

  Additional paid in capital                                  425               425

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                 0                 0

  Accumulated Deficit                                      (7,575)           (6,500)
                                                          -------           -------

  Total stockholders' equity                               (6,625)           (5,550)
                                                          -------           -------


      TOTAL LIABILITIES AND EQUITY                        $    (0)          $    (0)
                                                          =======           =======






   The accompanying notes are an integral part of these financial statements.


                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
           For the nine months ended September 30, 2004 and 2003, and from inception (March 31, 2000) through September 30, 2004


                                             Nine Months      Nine Months    From Inception to
                                            Sep. 30, 2004    Sep. 30, 2003     Sep. 30, 2004

REVENUE           Sales                         $     0           $     0           $     0
                  Cost of sales                       0                 0                 0
                                                -------           -------           -------

GROSS PROFIT                                          0                 0                 0

GENERAL AND ADMINISTRATIVE EXPENSES               1,075               825             7,575
                                                -------           -------           -------

NET LOSS                                         (1,075)             (825)           (7,575)

ACCUMULATED DEFICIT, BEGINNING BALANCE           (6,500)           (2,675)               (0)
                                                -------           -------           -------

ACCUMULATED DEFICIT, ENDING BALANCE             $(7,575)          $(3,500)          $(7,575)
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


                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
             For the three months ended September 30, 2004 and 2003




                                         Three Months    Three Months
                                        Sep. 30, 2004    Sep. 30, 2003

REVENUE            Sales                     $   0           $   0
                   Cost of sales                 0               0

GROSS PROFIT                                     0               0

GENERAL AND ADMINISTRATIVE EXPENSES            250             150

NET LOSS                                     $(250)          $(150)
                                             =====           =====



   The accompanying notes are an integral part of these financial statements.


                                 SEGWAY IV CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (March 31, 2000)through September 30, 2004


                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000           $    750                                $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       124                                     124

Net loss                                                                    (926)             (926)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,250,000                874                (1,763)             (889)

Contributed capital
 by shareholders                                        76                                      76

Net loss                                                                    (912)             (912)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,250,000                950                (2,675)           (1,725)

Net loss                                                                  (3,825)           (3,825)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2003    5,250,000                950                (6,500)           (5,550)

Net Loss                                                                  (1,075)           (1,075)
                            -------------      -------------      ---------------      ------------

Total at September 30, 2004   5,250,000          $     950          $     (7,575)       $   (6,625)
                            =============      =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.


                                 SEGWAY IV CORP.
                             STATEMENT OF CASH FLOWS
           For the nine months ended September 30, 2004 and 2003, and from inception (March 31, 2000) through September 30, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                                 June 30, 2004   June 30, 2003      From Inception
        Net income (loss)                                               $(1,075)          $  (825)          $(7,575)

                      Increases (Decrease) in accrued expenses            1,075               825             6,625
                                                                        -------           -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                                    (0)               (0)             (950)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                                  0                 0                 0

CASH FLOWS FROM financing ACTIVITIES

        Proceeds from issuance of common stock                                0                 0               750
        Proceeds from capital contributions                                   0                 0               200
                                                                        -------           -------           -------
                                                                              0                 0               950

CASH RECONCILIATION

        Net increase (decrease) in cash                                      (0)               (0)               (0)
        Beginning cash balance                                                0                 0                 0
                                                                        -------           -------           -------

CASH BALANCE AT END OF PERIOD                                           $    (0)          $    (0)          $    (0)
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

Results of Operation
--------------------

We did not have any operating income from inception (March 31, 2000) through September 30, 2004. For the quarter ended September 30, 2004, we recognized a net loss of $250 as compared with $150 for the prior year's quarter. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                        SEGWAY IV CORP.



Date:   November 9, 2004                /s/  Donny Smith
                                        --------------------------------
                                        Donny Smith
                                        President, Secretary and Director