Form 10KSB
period 2004-12-31
SEGWAY IV CORP
filed 2005-03-29
CIK 1111285

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

                              For Fiscal Year Ended
                                December 31, 2004

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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 29, 2005, was: $-0-

Number of shares of the registrant's common stock outstanding as of March 29, 2005 is: 5,250,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 29, 2005, there is one shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

Results of Operation
--------------------

We did not have any operating income from inception (March 31, 2000) through December 31, 2004. For the year ended December 31, 2004, we recognized a net loss of $8,425. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                                 SEGWAY IV CORP.


                              FINANCIAL STATEMENTS







                             AS OF DECEMBER 31, 2004






Segway IV Corp.
Financial Statements Table of Contents




         FINANCIAL STATEMENTS                                    Page #


            Independent Auditors Report                            1


            Balance Sheet                                          2


            Statement of Operations and Retained Deficit           3


            Statement of Stockholders Equity                       4


            Cash Flow Statement                                    5


            Notes to the Financial Statements                      6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To The Board of Directors
Segway IV Corp..


We have audited the accompanying balance sheet of Segway IV Corp.. (a development stage company), as of December 31, 2004 and 2003, and the related statement of operations, equity and cash flows from inception (March 31, 2000) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway IV Corp., as of December 31, 2004 and 2003, and the results of its operations and its cash flows from inception (March 31, 2000) through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Gately & Associates, LLC
Altamonte Springs, FL
February 5, 2005


                                 SEGWAY IV CORP.
                                  BALANCE SHEET
                             As of December 31, 2004
                              and December 31, 2003


                                     ASSETS


CURRENT ASSETS                                                 December 31, 2004      December 31, 2003

        Cash                                                        $    (0)               $    (0)
                                                                    -------                -------




                      TOTAL ASSETS                                  $    (0)               $    (0)
                                                                    =======                =======


                 LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES

    Accrued expenses                                                $ 7,475                $ 5,550
                                                                    -------                -------


                      TOTAL LIABILITIES                               7,475                  5,550
                                                                    -------                -------

STOCKHOLDERS' EQUITY

       Common Stock - par value $0.0001;
         100,000,000 shares authorized;
         5,250,000 issued and outstanding                               525                    525

       Additional paid in capital                                       425                    425

       Preferred Stock - Par value $0.0001;
         20,000,000 shares authorized;
         none issued and outstanding                                      0                      0

       Accumulated Deficit                                           (8,425)                (6,500)
                                                                    -------                -------

       Total stockholders' equity                                    (7,475)                (5,550)
                                                                    -------                -------


           TOTAL LIABILITIES AND EQUITY                             $    (0)               $    (0)
                                                                    =======                =======






   The accompanying notes are an integral part of these financial statements.


                                 SEGWAY IV CORP.
                             STATEMENT OF OPERATIONS
                For the twelve months ended December 31, 2004 and
                2003, and from inception (March 31, 2000) through
                                December 31, 2004



                                                      Twelve Months    Twelve Months    From Inception to
                                                      Dec. 31, 2004    Dec. 31,2003     Dec. 31, 2004

REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                1,925              3,825              8,425

     NET LOSS                                          (1,925)            (3,825)            (8,425)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (6,500)            (2,675)                (0)

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (8,425)       $    (6,500)       $    (8,425)
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



                                 SEGWAY IV CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (March 31, 2000) through December 31, 2004


                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000           $    750                              $      750

Net loss                                                            $       (837)             (837)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,250,000                750                  (837)              (87)

Contributed capital
 by shareholders                                       124                                     124

Net loss                                                                    (926)             (926)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,250,000                874                (1,763)             (889)

Contributed capital
 by shareholders                                        76                                      76

Net loss                                                                    (912)             (912)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,250,000                950                (2,675)           (1,725)

Net loss                                                                  (3,825)           (3,825)


                            -------------      -------------      ---------------      ------------

Total at December 31, 2003    5,250,000                950                (6,500)           (5,550)

Net Loss                                                                  (1,925)           (1,925)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2004    5,250,000          $     950          $     (8,425)       $   (7,475)
                            =============      =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.


                                 SEGWAY IV CORP.
                             STATEMENT OF CASH FLOWS
                For the twelve months ended December 31, 2004 and
                2003, and from inception (March 31, 2000) through
                                December 31, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                    Dec. 31, 2004   Dec. 31, 2003  From Inception

        Net income (loss)                                   $(1,925)       $  (825)       $(8,425)

             Increases (Decrease) in accrued expenses         1,925            825          7,475
                                                            -------        -------        -------


NET CASH PROVIDED OR (USED) IN OPERATIONS                        (0)            (0)          (950)


CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                      0              0              0


CASH FLOWS FROM financing ACTIVITIES




        Proceeds from issuance of common stock                    0              0            750
        Proceeds from capital contributions                       0              0            200
                                                            -------        -------        -------

                                                                  0              0            950

CASH RECONCILIATION

        Net increase (decrease) in cash                          (0)            (0)            (0)
        Beginning cash balance                                    0              0              0
                                                            -------        -------        -------

CASH BALANCE AT END OF PERIOD                               $    (0)       $    (0)       $    (0)
                                                            =======        =======        =======



   The accompanying notes are an integral part of these financial statements.

                                 SEGWAY IV CORP.

                          NOTES TO FINANCIAL STATEMENT


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

11.  Income Taxes:
     -------------

The Company has a net operating loss of $8,425 which may be used to offset future taxable income. The losses are an asset to the Company, however an allowance for the doubtful use of the losses has been established by management for the full value of this asset. These net operating losses expire as follows:

Year                       Amount
2020                       $   837
2021                           926
2022                           912
2023                         3,825
2024                         1,925
                           -------
Total                      $ 8,425

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) for the period ending December 31, 2004 (the "Evaluation Date"). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2004 and March 29, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                Age           Positions and Offices Held

Donny Smith                         47            President/Secretary/Director


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

Mr. Smith has 5 years of experience in the field of telecommunications. Prior to working in this area, he worked in the internet and software development areas. He has worked or contracted for companies that include IBM, Local-Link, Xerox, Sunrise Software, E.F. Johnson Companies, Jostens, Ford, and many others. He has experience in Electronics, Software Engineering, Systems Development and System Testing as well as Executive Management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



Name                              Number of Total Shares            % of Shareholdings
----                              ----------------------            ------------------

Jaguar Communications, Inc.             5,250,000(1)                             100%
213 South Oak Avenue
Owatonna, Minnesota  55060

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

                EXHIBIT INDEX

3.1      Articles of Incorporation (1)

3.2      By-laws  (1)

14       Code of Ehtics

31.1     302 Certification of Certifying Officer

32.1     906 Certification of Certifying Officer


(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2004, we were billed approximately $1000.00 for professional services rendered for the audit of our financial statements. We also were billed approximately $0.00 and $0.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $2,500.00 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.



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

Dated: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----

/s/ Donny Smith                     President, Secretary         March 29, 2005
---------------------               and Director
    Donny Smith