Form 10QSB
period 2005-03-31
SEGWAY IV CORP
filed 2005-05-19
CIK 1111285

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-30327

SEGWAY IV CORP.

(Exact name of small business issuer as specified in its charter)

New Jersey	22-3719169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 South Oak Avenue, Owatonna, Minnesota 55060

(Address of Principal Executive Offices)

(507) 446-9166

(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.    Yes [ X]           No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒            No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 2004: 5,250,000 shares of common stock outstanding, $0.0001 par value.

.

SEGWAY IV CORP.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

Segway IV Corp.

Financial Statements

SEGWAY IV CORP.

BALANCE SHEET

As of March 31, 2005

and December 31, 2004

ASSETS

CURRENT ASSETS	March 31, 2005	December 31, 2004
Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$8,050	$7,475

TOTAL LIABILITIES	8,050	7,475

STOCKHOLDERS’ EQUITY

Common Stock - par value $0.0001;
100,000,000 shares authorized;
5,250,000 issued and outstanding	525	525

Additional paid in capital	425	425

Preferred Stock - Par value $0.0001;
20,000,000 shares authorized;
none issued and outstanding	0	0

Accumulated Deficit	(9,000)	(8,425)

Total stockholders’ equity	(8,050)	(7,475)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.

STATEMENT OF OPERATIONS

For the three months ended March 31, 2005 and 2004, and

from inception (March 31, 2000) through March 31, 2005

	Three Months	Three Months	From Inception
	Mar. 31, 2005	Mar. 31, 2004	To Mar. 31, 2005
REVENUE

Sales	$0	$0	$0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	575	575	9,000

NET LOSS	(575)	(575)	(9,000)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(8,425)	(6,500)	(0)

ACCUMULATED DEFICIT, ENDING BALANCE	$(9,000)	$(7,075)	$(9,000)

NET EARNINGS PER SHARE

Basic Earnings Per Share
Net loss per share	(Less than .01)	(Less than .01)

Weighted Average
Number of Common Shares Outstanding	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

From inception (March 31, 2000) through March 31, 2005

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL
Stock issued for cash	5,250,000	$750		$750

Net loss			$(837)	(837)

Total at December 31, 2000	5,250,000	750	(837)	(87)

Contributed capital by shareholders		124		124

Net loss			(926)	(926)

Total at December 31, 2001	5,250,000	874	(1,763)	(889)

Contributed capital by shareholders		76		76

Net loss			(912)	(912)

Total at December 31, 2002	5,250,000	950	(2,675)	(1,725)

Net loss			(3,825)	(3,825)

Total at December 31, 2003	5,250,000	950	(6,500)	(5,550)

Net loss			(1,925)	(1,925)

Total at December 31, 2004	5,250,000	950	(8,425)	(8,425)

Net loss			(575)	(575)

Total at March 31, 2005	5,250,000	$950	$(9,000)	$(8,050)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005 and 2004 and

from inception (March 31, 2000) through March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	Mar. 31, 2005	Mar. 31, 2004	From Inception

Net income (loss)	$(575)	$(575)	$(9,000)

Increases (Decrease) in accrued expenses	575	575	8,050

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	0	0	750
Proceeds from capital contributions	0	0	200
	0	0	950
CASH RECONCILIATION

Net increase (decrease) in cash	(0)	(0)	(0)
Beginning cash balance	0	0	0

CASH BALANCE AT END OF PERIOD	$(0)	$(0)	$(0)

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

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

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

Basis of Accounting - The Company’s financial statements are prepared in accordance with generally accepted accounting principles.

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

Concentrations of Credit Risk - Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2. Related Party Transactions and Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company’s shareholders fund The Company’s activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

7. Operating Lease Agreements:

SEGWAY IV CORP.

The Company has no agreements at this time.

8. Stockholder’s Equity:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001,of which 5,250,000 have been issued for the amount of $750. The shareholders contributed an additional $200 to capital during the years 2001 and 2002. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9. Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest.

10. Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB)under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through March 31, 2005. For the quarter ended March 31, 2005, we recognized a net loss of $575 as compared with $575 for the prior year's quarter. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2005 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of March 31, 2005, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending March 31, 2005, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending March 31, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such action by, or to the best of our knowledge, against us has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2005, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SEGWAY IV CORP.
Registrant

Date: May 19, 2005	By: /S/ Donny Smith
Donny Smith
President, Secretary and Director