Form 10QSB
period 2005-09-30
SEGWAY IV CORP
filed 2005-11-14
CIK 1111285

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2005: 5,250,000 shares of common stock outstanding, $0.0001 par value.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

Segway IV Corp.

(a development stage company)

Financial Statements

SEGWAY IV CORP.

(a development stage company)

BALANCE SHEET

As of September 30, 2005

and December 31, 2004

ASSETS

CURRENT ASSETS	September 30, 2005	December 31, 2004
Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$8,550	$7,475

TOTAL LIABILITIES	8,550	7,475

STOCKHOLDERS’ EQUITY

Common Stock - par value $0.0001;
100,000,000 shares authorized;
5,250,000 issued and outstanding	525	525

Additional paid in capital	425	425

Preferred Stock - Par value $0.0001;
20,000,000 shares authorized;
none issued and outstanding	0	0

Accumulated Deficit	(9,500)	(8,425)

Total stockholders’ equity	(8,550)	(7,475)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.

(a development stage business)

STATEMENT OF OPERATIONS

For the nine months ended September 30, 2005 and 2004, and

from inception (March 31, 2000) through September 30, 2005

	Nine Months	Nine Months	From Inception
	September 30, 2005	September 30, 2004	To September 30, 2005
REVENUE

Sales	$0	$0	$0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	1,075	1,075	9,500

NET LOSS	(1,075)	(1,075)	(9,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(8,425)	(6,500)	(0)

ACCUMULATED DEFICIT, ENDING BALANCE	$(9,500)	$(7,575)	$(9,500)

NET EARNINGS PER SHARE

Basic Earnings Per Share
Net loss per share	(Less than .01)	(Less than .01)

Weighted Average
Number of Common Shares Outstanding	5,250,000	5,250,000

SEGWAY IV CORP.

(a development stage business)

STATEMENT OF OPERATIONS

For the three months ended September 30, 2005 and 2004

	Three Months	Three Months
	Sep. 30, 2005	Sep. 30, 2004
REVENUE

Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	250	250

NET LOSS	(250)	(250)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.

(a development stage business)

STATEMENT OF STOCKHOLDERS’ EQUITY

From inception (March 31, 2000) through September 30, 2005

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL
Stock issued for cash	5,250,000	$750		$750

Net loss			$(837)	(837)

Total at December 31, 2000	5,250,000	750	(837)	(87)

Contributed capital by shareholders		124		124

Net loss			(926)	(926)

Total at December 31, 2001	5,250,000	874	(1,763)	(889)

Contributed capital by shareholders		76		76

Net loss			(912)	(912)

Total at December 31, 2002	5,250,000	950	(2,675)	(1,725)

Net loss			(3,825)	(3,825)

Total at December 31, 2003	5,250,000	950	(6,500)	(5,550)

Net loss			(1,925)	(1,925)

Total at December 31, 2004	5,250,000	950	(8,425)	(7,475)

Net loss			(1,075)	(1,075)

Total at September 30, 2005	5,250,000	$950	$(9,500)	$(8,550)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.

(a development stage business)

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005 and 2004 and

from inception (March 31, 2000) through September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	Sep. 30, 2005	Sep 30, 2004	From Inception

Net income (loss)	$(1,075)	$(1,075)	$(9,500)

Increases (Decrease) in accrued expenses	1,075	1,075	8,550

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	0	0	750
Proceeds from capital contributions	0	0	200
	0	0	950
CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE AT END OF PERIOD	$0	$0	$0

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through September 30, 2005. For the quarter ended September 30, 2005, we recognized a net loss of $250 as compared with $250 for the prior year’s quarter. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2005 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of September 30, 2005, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending September 30, 2005, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending September 30, 2005.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such action by, or to the best of our knowledge, against us has been threatened.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

SEGWAY IV CORP.
Registrant

Date: November 14, 2005	By: /S/ Donny Smith
Donny Smith
President, Secretary and Director