Form 10KSB
period 2005-12-31
SEGWAY IV CORP
filed 2006-03-31
CIK 1111285

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

-----------------------------------------

FORM 10-KSB

-----------------------------------------

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2005

Commission File #0-30327

SEGWAY IV CORP.

(Exact name of registrant as specified in its charter)

New Jersey

(State or other jurisdiction of incorporation or organization)

22-3719169

(IRS Employer Identification Number)

213 South Oak Avenue, Owatonna, Minnesota 55060

(Address of principal executive offices )(Zip Code)

(507) 446-9166

(Registrant’s telephone no., including area code)

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

Yes	☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2005: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2006, was: $-0-

Number of shares of the registrant’s common stock outstanding as of March 31, 2006 is: 5,250,000

We do not have a Transfer Agent.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Segway IV Corp. (the “Company”), was incorporated on March 31, 2000, under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date. On December 18, 2002, Jaguar Communications, Inc., a Minnesota corporation acquired all of the issued and outstanding shares of Segway IV Corp. from the Segway shareholders in consideration for the aggregate sum of $12,500. Pursuant to same, Richard I. Anslow resigned as our sole director and sole officer and Donny Smith was appointed our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director.

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

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

*	the ability to use registered securities to make acquisitions of assets or businesses;

*	increased visibility in the financial community;

*	the facilitation of borrowing from financial institutions;

*	improved trading efficiency;

*	shareholder liquidity;

*	greater ease in subsequently raising capital;

*	compensation of key employees through stock options for which there may be a market valuation;

*	enhanced corporate image;

*	a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

*	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

*	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

*	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

*	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

*	a foreign company which may wish an initial entry into the United States securities market;

*	a special situation company, such as a company seeking a public market to satisfy redemptio requirements under a qualified Employee Stock Option Plan;

*	a company seeking one or more of the other perceived benefits of becoming a public company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 31, 2006, there is one shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2005. For the year ended December 31, 2005, we recognized a net loss of $2,075. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2005, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

SEGWAY IV CORP.

(a development stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

SEGWAY IV CORP.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Independent Auditor’s Report	1

Balance Sheet	2

Statement of Operations and Retained Deficit	3

Statement of Stockholders Equity	4

Cash Flow Statement	5

Notes to the Financial Statements	6-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

SEWAY IV CORP.

(a development stage company)

We have audited the accompanying balance sheet of Segway IV Corp. (a development stage company), as of December 31, 2005 and 2004, and the related statement of operations, equity and cash flows for the twelve months ended December 31, 2005 and 2004 and from inception (March 31, 2000) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of segway IV Corp. (a development stage company), as of December 31, 2005 and 2004, and the results of its operations and its cash flows from inception (March 31, 2000) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raised capital or implemented a plan of operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, LLC

Certified Public Accountants

Altamonte Springs, FL

Tel 407-341-6942 Fax 407-540-9612

January 14, 2006

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
As of December 31, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	12/31/05	12/31/2004

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued Expenses	$9,550	$7,475

Total Current Liabilities	9,550	7,475

TOTAL LIABILITIES	9,550	7,475

STOCKHOLDERS’ EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(10,500)	(8,425)

Total Stockholders’ Equity	(9,550)	(7,475)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2005,
the twelve months ending December 31, 2004 and
from inception (March 31,2000) through December 31, 2005

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	12/31/2005	12/31/2004	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	2,075	1,075	10,500

NET INCOME (LOSS)	(2,075)	(1,075)	(10,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(8,425)	(6,500)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(10,500)	$(8,425)	$(10,500)

Earnings (loss) per share	(Less than 0.01)	(Less than 0.01)

Weighted average number of common shares	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From inception (March 31, 2000) through December 31, 2005

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$750	$-	$750

Net Loss			(837)	(837)

Total, December 31, 2000	5,250,000	750	(837)	(87)

Contributed capital by shareholders		124		124

Net Loss			(926)	(926)

Total, December 31, 2001	5,250,000	874	(1,763)	(889)

Contributed capital by shareholders		76		76

Net Loss			(912)	(912)

Total, December 31, 2002	5,250,000	$950	$(2,675)	$(1,725)

Net Loss			(3,825)	(3,825)

Total, December 31, 2003	5,250,000	$950	$(6,500)	$(5,550)

Net Loss			(1,925)	(1,925)

Total, December 31, 2004	5,250,000	$950	$(8,425)	$(7,475)

Net Loss			(2,075)	(2,075)

Total, December 31, 2005	5,250,000	$950	$(10,500)	$(9,550)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2005 and 2004,
from inception (March 31, 2000) through December 31, 2005

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/05	12/31/2004	INCEPTION

Net income (loss)	$(2,075)	$(1,075)	$(10,500)

Increase (Decrease) in Accrued Expenses	2,075	1,075	9,550

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

7. Income Taxes:

The Company has net operating losses from inception in the amount $10,500 which can be used to offset future income for tax purposes affording the Company a tax savings of approximately $2,000. The net losses may be carried forward for a twenty year period of time from the year such losses were incurred. The losses will expire as follows:

2020	$837
2021	926
2022	912
2033	3,825
2034	1,925
2025	2,075
Total	$10,500

8. Operating Lease Agreements:

The Company has no agreements at this time.

9. Stockholder’s Equity:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,250,000 have been issued for the amount of $750. The shareholders contributed an additional $200 to capital during the years 2001 and 2002. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

10. Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company has paid no amounts for federal income taxes and interest.

11. Earnings Per Share:

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) for the period ending December 31, 2005 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2005 and March 31, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Donny Smith	48	President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

Donny Smith, is a co-founder and the Chairman and CEO of Jaguar Communications, Inc. Prior to this position, Donny was the founder and CEO of Local Link, a regional internet company, from 1995 to 1999. In the 1980’s, he was the Chairman and CEO of the Minnesota Cattle Company, a dairy cattle export operation.

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

We have not filed a Form 5 for the year ending December 31, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name	Number of Total Shares	% of Shareholdings

Jaguar Communications, Inc.	5,250,000(1)	100%
213 South Oak Avenue
Owatonna, Minnesota55060

(1) Jaguar Communications, Inc.'s 5% or greater voting and ownership shareholders are as follows: Donny Smith - 13.05% voting, 13.27% ownership; Andrew T. Tanabe - 12.73% voting, 12.86% ownership ; Carl F. Schick - 12.04% voting, 12.17% ownership; John C. Pegg - 11.02% voting, 8.46% ownership; Jay K. Clark - 8.62% voting, 8.75% ownership; Klee Smith - 8.78% voting, 7.44% ownership and Greater Minnesota Synergy, Inc. - 15% voting; 15% ownership. Myke Swan is the CEO of Greater Minnesota Synergy, Inc.

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

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

14	Code of Ethics

31.1	302 Certification of Certifying Officer

32.1	906 Certification of Certifying Officer

(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2005, we were billed approximately $1000.00 for professional services rendered for the audit of our financial statements. We also were billed approximately $0.00 and $0.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005, respectively.

Tax Fees

For our fiscal year ended December 31, 2005, we were billed approximately $2,500.00 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Segway IV Corp.

By:	/s/ Donny Smith
Donny Smith
President, Secretary and Director

Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Donny Smith	President, Secretary and Director	March 31, 2006
Donny Smith