Form 10QSB
period 2006-06-30
SEGWAY IV CORP
filed 2006-08-21
CIK 1111285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-30327

______________

SEGWAY IV, INC.

(Exact name of small business issuer as specified in its charter)

______________

New Jersey	22-3719169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 South Oak Avenue, Owatonna, Minnesota	55060
(Address of principal executive offices)	(Zip Code)

(507) 446-9166
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 21, 2006: 5,250,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

 TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

SEGWAY IV CORP.

(a development stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

SEGWAY IV CORP.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	F-3

Cash Flow Statement	F-4

Notes to the Financial Statements	F-6

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
(unaudited)
As of June 30, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	6/30/06	12/31/2005

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$10,250	$9,550

Total Current Liabilities	10,250	9,550

TOTAL LIABILITIES	10,250	9,550

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(11,200)	(10,500)

Total Stockholders' Equity	(10,250)	(9,550)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
(unaudited)
For the six months ending June 30, 2006 and 2005
From inception (March 31,2000) through June 30, 2006

	6 MONTHS	3 MONTHS	6 MONTHS	3 MONTHS
	ENDING	ENDING	ENDING	ENDING	FROM
	6/30/2006	6/30/2006	6/30/2005	6/30/2005	INCEPTION

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	700	350	825	825	11,200

NET INCOME (LOSS)	$(700)	$(350)	$(825)	$(825)	$(11,200)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(10,500)		(8,425)		-

ACCUMULATED DEFICIT, ENDING BALANCE	$(11,200)		$(9,250)		$(11,200)

Earnings (loss) per share	$(0.00)		$(0.00)

Weighted average number of common shares	5,250,000		5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
From inception (March 31, 2000) through June 30, 2006

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$525	$225	$-	$750

Net Loss				(837)	(837)

Total, December 31, 2000	5,250,000	525	225	(837)	(87)

Contributed capital by shareholders			124		124

Net Loss				(926)	(926)

Total, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Contributed capital by shareholders			76		76

Net Loss				(912)	(912)

Total, December 31, 2002	5,250,000	525	425	(2,675)	(1,725)

Net Loss				(3,825)	(3,825)

Total, December 31, 2003	5,250,000	525	425	(6,500)	(5,550)

Net Loss				(1,925)	(1,925)

Total, December 31, 2004	5,250,000	525	425	(8,425)	(7,475)

Net Loss				(2,075)	(2,075)

Total, December 31, 2005	5,250,000	525	425	(10,500)	(9,550)

Net Loss				(700)	(700)

Total, June 30, 2006	5,250,000	$525	$425	$(11,200)	$(10,250)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
For the six months ending June 30, 2006 and 2005,
from inception (March 31, 2000) through June 30, 2006

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	06/30/06	6/30/2005	INCEPTION

Net income (loss)	$(700)	$(825)	$(11,200)

Increase (Decrease) in Accrued Expenses	700	825	10,250

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

7. Income Taxes:

The Company has net operating losses from inception in the amount $10,850 which can be used to offset future income for tax purposes affording the Company a tax savings of approximately $2,170. The net losses may be carried forward for a twenty year period of time from the year such losses were incurred. The losses will expire as follows:

2020	$837
2021	926
2022	912
2023	3,825
2024	1,925
2025	2,075
2026	700
Total	$11,200

The tax savings of $2,300 are considered a deferred tax asset of which management has set an allowance of $2,300 against this asset due to the doubtful use of this asset.

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward- looking statements.

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through June 30, 2006. For the three months ended June 30, 2006, we recognized a net loss of $350 as compared with $825 for the prior year’s quarter. For the six months ended June 30, 2006, we recognized a net loss of $700 as compared with $350 for the prior year’s quarter. We recognized a net loss of $11,200 from March 31, 2000 (Inception) through June 30, 2006.

Some general and administrative expenses during the three months and six months ended June 30, 2006 were accrued. Expenses for the three months and six months ended June 30, 2006 were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2006 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Shareholders are under no obligation to provide such additional capital contributions.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

	Exhibit No.	Exhibit Title

	31.1	Certification of Donny Smith pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Donny Smith pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SEGWAY IV, INC

By: /s/Donny Smith

Donny Smith,

Chairman of the Board of Directors,

President, Chief Executive Officer,

Chief Financial Officer and

Principal Accounting Officer

August 21, 2006