Form 10QSB
period 2006-09-30
SEGWAY IV CORP
filed 2006-11-14
CIK 1111285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2006: 5,250,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.    Financial Information

SEGWAY IV CORP.
(a development stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

SEGWAY IV CORP.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	F-3

Cash Flow Statement	F-4

Notes to the Financial Statements	F-6

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
(unaudited)
As of September 30, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	9/30/06	12/31/2005

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$10,600	$9,550

Total Current Liabilities	10,600	9,550

TOTAL LIABILITIES	10,600	9,550

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(11,550)	(10,500)

Total Stockholders' Equity	(10,600)	(9,550)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
(unaudited)
For the nine and three months ending September 30, 2006 and 2005
From inception (March 31,2000) through September 30, 2006

	9 MONTHS	3 MONTHS	9 MONTHS	3 MONTHS
	ENDING	ENDING	ENDING	ENDING	FROM
	9/30/2006	9/30/2006	9/30/2005	9/30/2005	INCEPTION

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,050	350	1,075	250	11,550

NET INCOME (LOSS)	$(1,050)	$(350)	$(1,075)	$(250)	$(11,550)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(10,500)		(8,425)		-

ACCUMULATED DEFICIT, ENDING BALANCE	$(11,550)		$(9,500)		$(11,550)

Earnings (loss) per share	$(0.00)		$(0.00)

Weighted average number of common shares	5,250,000		5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
From inception (March 31, 2000) through September 30, 2006

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$525	$225	$-	$750

Net Loss				(837)	(837)

Total, December 31, 2000	5,250,000	525	225	(837)	(87)

Contributed capital by shareholders	-	-	124	-	124

Net Loss				(926)	(926)

Total, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Contributed capital by shareholders	-	-	76	-	76

Net Loss	-	-	-	(912)	(912)

Total, December 31, 2002	5,250,000	525	425	(2,675)	(1,725)

Net Loss	-	-	-	(3,825)	(3,825)

Total, December 31, 2003	5,250,000	525	425	(6,500)	(5,550)

Net Loss	-	-	-	(1,925)	(1,925)

Total, December 31, 2004	5,250,000	525	425	(8,425)	(7,475)

Net Loss	-	-	-	(2,075)	(2,075)

Total, December 31, 2005	5,250,000	525	425	(10,500)	(9,550)

Net Loss	-	-	-	(1,050)	(1,050)

Total, September 30, 2006	5,250,000	$525	$425	$(11,550)	$(10,600)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
For the nine months ending September 30, 2006 and 2005,
from inception (March 31, 2000) through September 30, 2006

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	09/30/06	9/30/2005	INCEPTION

Net income (loss)	$(1,050)	$(1,075)	$(11,550)

Increase (Decrease) in Accrued Expenses	1,050	1,075	10,600

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

7. Income Taxes:

The Company has net operating losses from inception in the amount $11,550 which can be used to offset future income for tax purposes affording the Company a tax savings of approximately $2,310. The net losses may be carried forward for a twenty year period of time from the year such losses were incurred. The losses will expire as follows:

2020	$837
2021	926
2022	912
2023	3,825
2024	1,925
2025	2,075
2026	1,050
Total	$11,550

The tax savings of $2,310 are considered a deferred tax asset of which management has set an allowance of $2,310 against this asset due to the doubtful use of this asset.

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through September 30, 2006. For the three months ended September 30, 2006, we recognized a net loss of $350 as compared with $250 for the prior year’s quarter. For the nine months ended September 30, 2006, we recognized a net loss of $1,050 as compared with $1,075 for the prior year’s quarter. We recognized a net loss of $11,550 from March 31, 2000 (Inception) through September 30, 2006.

Some general and administrative expenses during the three months and nine months ended September 30, 2006 were accrued. Expenses for the three months and nine months ended September 30, 2006 were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2006 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Shareholders are under no obligation to provide such additional capital contributions.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

November 14, 2006