Form 10KSB
period 2006-12-31
SEGWAY IV CORP
filed 2007-03-30
CIK 1111285

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
-----------------------------------------

FORM 10-KSB

-----------------------------------------

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2006
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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2006: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 22, 2007, was: $-0-

Number of shares of the registrant’s common stock outstanding as of March 22, 2007 is: 5,250,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2006, there is one shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2006. For the year ended December 31, 2006, we recognized a net loss of $1,300. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2006, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7. FINANCIAL STATEMENTS

SEGWAY IV CORP.
(a development stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006

SEGWAY IV CORP.
(a development stage company)
Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Segway IV Corp. as of December 31, 2006 and 2005 also from inception (March 31, 2000) through December 31, 2006 and the related statements of operations, stockholders’equity, and cash flows. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway IV Corp. at December 31, 2006 and 2005 also from inception (March 31, 2000) through December 31, 2006, and the results of its operations and its cash flows for the twelve months then ended in conformity with U.S. Generally Accepted Accounting Principles.

Gately & Associates, L.L.C.
Altamonte Springs, FL
March 20, 2007

SEGWAY IV CORP.
(a development stage company)

BALANCE SHEETS
As of December 30, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	12/31/2006	12/31/2005

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$10,850	$9,550

Total Current Liabilities	10,850	9,550

TOTAL LIABILITIES	10,850	9,550

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(11,800)	(10,500)

Total Stockholders' Equity	(10,850)	(9,550)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2006 and 2005
From inception (March 31, 2000) through December 31, 2006

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	12/31/2006	12/31/2005	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,300	2,075	11,800

NET INCOME (LOSS)	$(1,300)	$(2,075)	$(11,800)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(10,500)	(8,425)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(11,800)	$(10,500)	$(11,800)

Earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 31, 2000) through December 31, 2006

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$525	$225	$-	$750

Net Loss	-	-	-	(837)	(837)

Total, December 31, 2000	5,250,000	525	225	(837)	(87)

Contributed capital by shareholders	-	-	124	-	124

Net Loss	-	-	-	(926)	(926)

Total, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Contributed capital by shareholders	-	-	76	-	76

Net Loss	-	-	-	(912)	(912)

Total, December 31, 2002	5,250,000	525	425	(2,675)	(1,725)

Net Loss	-	-	-	(3,825)	(3,825)

Total, December 31, 2003	5,250,000	525	425	(6,500)	(5,550)

Net Loss	-	-	-	(1,925)	(1,925)

Total, December 31, 2004	5,250,000	525	425	(8,425)	(7,475)

Net Loss	-	-	-	(2,075)	(2,075)

Total, December 31, 2005	5,250,000	525	425	(10,500)	(9,550)

Net Loss	-	-	-	(1,300)	(1,300)

Total, December 31, 2006	5,250,000	$525	$425	$(11,800)	$(10,850)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2006 and 2005,
from inception (March 31, 2000) through December 31, 2006

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/06	12/31/2005	INCEPTION

Net income (loss)	$(1,300)	$(2,075)	$(11,800)

Increase (Decrease) in Accrued Expenses	1,300	2,075	10,850

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

SEGWAY IV CORP.
(a development stage business)
FOOTNOTES TO THE FINANCIAL STATEMENTS

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

7. Income Taxes:

The Company has net operating losses from inception in the amount $11,800 which can be used to offset future income for tax purposes affording the Company a tax savings of approximately $2,310. The net losses may be carried forward for a twenty year period of time from the year such losses were incurred. The losses will expire as follows:

2020	$837
2021	926
2022	912
2023	3,825
2024	1,925
2025	2,075
2026	1,300
Total	$11,800

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) for the period ending December 31, 2006 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole director and officer, as of December 31, 2006 and March 22, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Donny Smith	49	President/Secretary/Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

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
213 South Oak Avenue
Owatonna, Minnesota 55060

(1) Jaguar Communications, Inc.’s 5% or greater voting and ownership shareholders are as follows: Donny Smith - 13.05% voting, 13.27% ownership; Andrew T. Tanabe - 12.73% voting, 12.86% ownership ; Carl F. Schick - 12.04% voting, 12.17% ownership; John C. Pegg - 11.02% voting, 8.46% ownership; Jay K. Clark - 8.62% voting, 8.75% ownership; Klee Smith - 8.78% voting, 7.44% ownership and Greater Minnesota Synergy, Inc. - 15% voting; 15% ownership.

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

(1) Incorporated by reference to our Form 10-SB (SEC File No. 000-30327).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2006, we were billed approximately $______ for professional services rendered for the audit of our financial statements. We also were billed approximately $0.00 and $0.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2006, respectively.

Tax Fees

For our fiscal year ended December 31, 2006, we were billed approximately $ ________ for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Segway IV Corp.

By:	/s/ Donny Smith
Donny Smith
President, Secretary and Director

Dated: March 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Donny Smith	President, Secretary and Director	March 23, 2007
Donny Smith