Form 10QSB
period 2007-06-30
SEGWAY IV CORP
filed 2007-07-26
CIK 1111285

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☒          No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 26, 2007: 5,250,000 shares of common stock outstanding, $0.0001 par value.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

SEGWAY IV CORP.
(a development stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

SEGWAY IV CORP.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	4

Statement of Operations and Retained Deficit	5

Statement of Stockholders Equity	6

Cash Flow Statement	7

Notes to the Financial Statements	8-10

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
(unaudited)
As of June 30, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	6/30/07	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$11,550	$10,850

Total Current Liabilities	11,550	10,850

TOTAL LIABILITIES	11,550	10,850

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(12,500)	(11,800)

Total Stockholders' Equity	(11,550)	(10,850)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
(unaudited)
For the six and three months ending June 30, 2007 and 2006
From inception (March 31,2000) through June 30, 2007

	6 MONTHS	3 MONTHS	6 MONTHS	3 MONTHS
	ENDING	ENDING	ENDING	ENDING	FROM
	6/30/2007	6/30/2007	6/30/2006	6/30/2006	INCEPTION

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	700	350	700	350	12,500

NET INCOME (LOSS)	$(700)	$(350)	$(700)	$(350)	$(12,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(11,800)		(10,500)		-

ACCUMULATED DEFICIT, ENDING BALANCE	$(12,500)		$(11,200)		$(12,500)

Earnings (loss) per share	$(0.00)		$(0.00)

Weighted average number of common shares	5,250,000		5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
From inception (March 31, 2000) through June 30, 2007

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$525	$225	$-	$750

Net Loss				(837)	(837)

Total, December 31, 2000	5,250,000	525	225	(837)	(87)

Contributed capital by shareholders			124		124

Net Loss				(926)	(926)

Total, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Contributed capital by shareholders			76		76

Net Loss				(912)	(912)

Total, December 31, 2002	5,250,000	525	425	(2,675)	(1,725)

Net Loss				(3,825)	(3,825)

Total, December 31, 2003	5,250,000	525	425	(6,500)	(5,550)

Net Loss				(1,925)	(1,925)

Total, December 31, 2004	5,250,000	525	425	(8,425)	(7,475)

Net Loss				(2,075)	(2,075)

Total, December 31, 2005	5,250,000	525	425	(10,500)	(9,550)

Net Loss				(1,300)	(1,300)

Total, December 31, 2006	5,250,000	525	425	(11,800)	(10,850)

Net Loss				(700)	(700)

Total, June 30, 2007	5,250,000	$525	$425	$(12,500)	$(11,550)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
For the six months ending June 30, 2007 and 2006,
from inception (March 31, 2000) through June 30, 2007

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	06/30/07	6/30/2006	INCEPTION

Net income (loss)	$(700)	$(700)	$(12,500)

Increase (Decrease) in Accrued Expenses	700	700	11,550

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage business)
FOOTNOTES TO THE FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Industry - Segway IV Corp. (The Company), a Company incorporated in the state of New Jersey as of March 31, 2000, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the InternalRevenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

7. Income Taxes:

The Company has net operating losses from inception in the amount $12,500 which can be used to offset future income for tax purposes affording the Company a tax savings of approximately $2,310.  The net losses may be carried forward for a twenty year period of time from the year such losses were incurred.  The losses will expire as follows:

2020	$837
2021	926
2022	912
2023	3,825
2024	1,925
2025	2,075
2026	1,300
2027	700
Total	$12,500

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through June 30, 2007. For the quarter ended June 30, 2007, we recognized a net loss of $700 as compared with $700 for the prior year's quarter. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2007 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of June 30, 2007, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)           Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending June 30, 2007, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending June 30, 2007.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such action by, or to the best of our knowledge, against us has been threatened.

Item 2.      Changes in Securities.

None

Item 3.      Defaults Upon Senior Securities.

None

 Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

SEGWAY IV CORP.
Registrant

Date: July 26, 2007	By: /S/ Donny Smith
Donny Smith
President, Secretary and Director