Form 10KSB
period 2007-12-31
SEGWAY IV CORP
filed 2008-03-31
CIK 1111285

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
-----------------------------------------

FORM 10-KSB

-----------------------------------------

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007

Commission File #000-30327

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2007: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 28, 2008, was: $-0-

Number of shares of the registrant’s common stock outstanding as of March 28, 2008 is: 5,250,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2007, there is one shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2007. For the year ended December 31, 2007, we recognized a net loss of $2,500. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2007, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7. FINANCIAL STATEMENTS

SEGWAY IV CORP.
(a development stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

SEGWAY IV CORP.
(a development stage company)
Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Segway IV Corp. as of December 31, 2007 and December 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the twelve months then ended. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway IV Corp. at December 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for the twelve months then ended in conformity with U.S. Generally Accepted Accounting Principles.

Gately & Associates, L.L.C.
Altamonte Springs, FL
February 25, 2008

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
As of December 31, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	12/31/07	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$13,350	$10,850

Total Current Liabilities	13,350	10,850

TOTAL LIABILITIES	13,350	10,850

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(14,300)	(11,800)

Total Stockholders' Equity	(13,350)	(10,850)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2007 and 2006
From inception (March 31,2000) through December 31, 2007

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	12/31/2007	12/31/2006	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	2,500	1,300	14,300

NET INCOME (LOSS)	(2,500)	(1,300)	(14,300)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(11,800)	(10,500)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(14,300)	$(11,800)	$(14,300)

Earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 31, 2000) through December 31, 2007

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$525	$225	$-	$750

Net Loss				(837)	(837)

Total, December 31, 2000	5,250,000	525	225	(837)	(87)

Contributed capital by shareholders			124		124

Net Loss				(926)	(926)

Total, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Contributed capital by shareholders			76		76

Net Loss				(912)	(912)

Total, December 31, 2002	5,250,000	525	425	(2,675)	(1,725)

Net Loss				(3,825)	(3,825)

Total, December 31, 2003	5,250,000	525	425	(6,500)	(5,550)

Net Loss				(1,925)	(1,925)

Total, December 31, 2004	5,250,000	525	425	(8,425)	(7,475)

Net Loss				(2,075)	(2,075)

Total, December 31, 2005	5,250,000	525	425	(10,500)	(9,550)

Net Loss				(1,300)	(1,300)

Total, December 31, 2006	5,250,000	525	425	(11,800)	(10,850)

Net Loss				(2,500)	(2,500)

Total, December 31, 2007	5,250,000	$525	$425	$(14,300)	$(13,350)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2007 and 2006,
from inception (March 31, 2000) through December 31, 2007

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/07	12/31/2006	INCEPTION

Net income (loss)	$(2,500)	$(1,300)	$(14,300)

Increase (Decrease) in Accrued Expenses	2,500	1,300	13,350

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

7. Income Taxes:

The income tax payable that was accrued for the year ended December 31, 2007 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended December 31, 2007 the Company had an operating loss of $2,500, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the twelve months ended December 31, 2007 of 2,860.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2007, the Company incurred net operating losses for tax purposes of approximately $14,300. The net operating loss carry forwards may be used to reduce taxable income through the years 2020 to 2027. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$2,145
State net operating loss	715

Total deferred tax assets	2,860
Less valuation allowance	(2,860)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2007 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2007 and December 31, 2006 is as follows:

	2007	2006

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) for the period ending December 31, 2007 (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole director and officer, as of December 31, 2007 and March 28, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Donny Smith	50	President/Secretary/Director

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

(1) Incorporated by reference to our Form 10-SB (SEC File No. 000-30327).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $______ for professional services rendered for the audit of our financial statements. We also were billed approximately $0.00 and $0.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2007, respectively.

Tax Fees

For our fiscal year ended December 31, 2007, we were billed approximately $ ________ for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Segway IV Corp.

By:	/s/ Donny Smith
Donny Smith
President, Secretary and Director

Dated: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Donny Smith	President, Secretary and Director	March 28, 2008
Donny Smith