Form 10-K
period 2008-12-31
SEGWAY IV CORP
filed 2009-01-29
CIK 1111285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 000-30327

SEGWAY IV CORP.
 (Name of small business issuer in its charter)

NEW JERSEY	22-3719169
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

213 South Oak Avenue, Owatonna, Minnesota	55060
(Address of principal executive offices)	(Zip Code)

(507) 446-9166
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of January 23, 2009 was: 5,250,000

Documents Incorporated by Reference: None.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Holders

There are three holders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Penny Stock Considerations

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINNACIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2008. For the year ended December 31, 2008, we recognized a net loss of $2,500. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2008, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 8. FINANCIAL STATEMENTS

SEGWAY IV CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders
Segway IV Corp.

We have audited the accompanying balance sheet of Segway IV Corp. as of December 31, 2008 and the related statement of operations, stockholders’ equity, and cash flows from inception (March 31, ) through the year then ended December 31, 2008. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway IV Corp. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the twelve  months ended December 31, 2007 and 2008 and from inception (March 25, 20008) through December 31, 2008 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, L.L.C.
Lake Mary, FL
January 14, 2009

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
As of December 31, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	12/31/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$15,850	$13,350

Total Current Liabilities	15,850	13,350

TOTAL LIABILITIES	15,850	13,350

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(16,800)	(14,300)

Total Stockholders' Equity	(15,850)	(13,350)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2008 and 2007
From inception (March 31, 2000) through December 31, 2008

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	12/31/2008	12/31/2007	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	2,500	2,500	16,800

NET INCOME (LOSS)	(2,500)	(2,500)	(16,800)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(14,300)	(11,800)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(16,800)	$(14,300)	$(16,800)

Earnings (loss) per share	$0.00	$0.00

Weighted average number of common shares	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 31, 2000) through December 31, 2008

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$525	$225	$-	$750

Net Loss				(837)	(837)

Total, December 31, 2000	5,250,000	525	225	(837)	(87)

Contributed capital by shareholders			124		124

Net Loss				(926)	(926)

Total, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Contributed capital by shareholders			76		76

Net Loss				(912)	(912)

Total, December 31, 2002	5,250,000	525	425	(2,675)	(1,725)

Net Loss				(3,825)	(3,825)

Total, December 31, 2003	5,250,000	525	425	(6,500)	(5,550)

Net Loss				(1,925)	(1,925)

Total, December 31, 2004	5,250,000	525	425	(8,425)	(7,475)

Net Loss				(2,075)	(2,075)

Total, December 31, 2005	5,250,000	525	425	(10,500)	(9,550)

Net Loss				(1,300)	(1,300)

Total, December 31, 2006	5,250,000	525	425	(11,800)	(10,850)

Net Loss				(2,500)	(2,500)

Total, December 31, 2007	5,250,000	525	425	(14,300)	(13,350)

Net Loss				(2,500)	(2,500)

Total, December 31, 2008	5,250,000	$525	$425	$(16,800)	$(15,850)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2008 and 2007,
from inception (March 31, 2000) through December 31, 2008

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/08	12/31/2007	INCEPTION

Net income (loss)	$(2,500)	$(2,500)	$(16,800)

Increase (Decrease) in Accrued Expenses	2,500	2,500	15,850

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

7. Income Taxes:

The income tax payable that was accrued for the quarter ended December 31, 2008 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended December 31, 2008, the Company had an operating loss of $2,500, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset from inception to the period ended December 31, 2008 of 3,360.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2008, the Company incurred net operating losses for tax purposes of approximately $16,800. The net operating loss carry forwards may be used to reduce taxable income through the years 2020 to 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$2,520
State net operating loss	840

Total deferred tax assets	3,360
Less valuation allowance	(3,360)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended December 31, 2008 and December 31, 2007 is as follows:

	2008	2007

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

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

12. Controls and Procedures:

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

13. Subsequent Events:

None known at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of have evaluated the effectiveness of our “the Company’s disclosure, controls and procedures” (as defined in Rules Rule 13a-15(3) and 15-d-15(3) of the e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report (the “Evaluation Date”). As a result of such evaluation, Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our such disclosure, controls and procedures are effective, providing them with material to provide reasonable assurance that the information relating to our company as required to be disclosed in the reports we file the Company files or submits under the Securities Exchange Act on a timely basis.

There were no changes in our internal controls over of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's   rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive and principal financial reporting, known to our Chief Executive Officer or Chief Financial Officer, persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole director and officer, as of December 31, 2008 and March 28, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Donny Smith	51	President/Secretary/Director

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

Mr. Smith has 9 years of experience in the field of telecommunications. Prior to working in this area, he worked in the internet and software development areas. He has worked or contracted for companies that include IBM, Local-Link, Xerox, Sunrise Software, E.F. Johnson Companies, Jostens, Ford, and many others. He has experience in Electronics, Software Engineering, Systems Development and System Testing as well as Executive Management.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed as an exhibit herewith.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director and officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Our sole officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name	Number of Total Shares	% of Shareholdings

Jaguar Communications, Inc.	5,250,000(1)	100%
213 South Oak Avenue
Owatonna, Minnesota 55060

(1) Jaguar Communications, Inc.’s 5% or greater voting and ownership shareholders are as follows: Donny Smith – 15.61% voting, 13.17% ownership; Andrew T. Tanabe – 15.03% voting, 12.30% ownership; Carl F. Schick – 14.34% voting, 11.97% ownership; John C. Pegg – 10.73% voting, 7.75% ownership; Jay K. Clark – 10.27% voting, 8.60% ownership; Klee Smith - 8.76% voting, 7.39% ownership and Mark Davis. – 4.40% voting; 11.38% ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2008, we were billed approximately $1,500 for professional services rendered for the audit of our financial statements. We also were billed approximately $0.00 and $0.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2008, respectively.

Audit Related Fees

There were no fees for audit related services for the year ended December 31, 2008 and 2007.

Tax Fees

For our fiscal year ended December 31, 2008, we were billed approximately $500 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statements and schedules in Item 8 herein.

2.	Financial statement schedules; see index to financial statements and schedules in Item 8 herein.

3.	Exhibits:

The following exhibits are filed with this Form 10-K and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

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

Dated: January 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Donny Smith	President, Secretary and Director	January 29, 2009
Donny Smith