Form 10-Q
period 2009-03-31
SEGWAY IV CORP
filed 2009-05-11
CIK 1111285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2009: 5,250,000 shares of common stock.

SEGWAY IV CORP.
FORM 10-Q
March 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3	Quantitative and Qualitative Disclosures About Market Risk	2
Item 4T.	Controls and Procedures	2

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	3
Item 1A.	Risk Factors	3
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3
Item 3.	Defaults Upon Senior Securities	3
Item 4.	Submission of Matters to a Vote of Security Holders	3
Item 5.	Other Information	3
Item 6.	Exhibits and Reports on Form 8-K	3

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEGWAY IV CORP.
(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

SEGWAY IV CORP.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2/F-3

Statement of Stockholders Equity	F-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
As of March 31, 2009 and December 31, 2008

ASSETS

CURRENT ASSETS	3/31/2009	12/31/2008

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$16,350	$15,850

Total Current Liabilities	16,350	15,850

TOTAL LIABILITIES	16,350	15,850

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(17,300)	(16,800)

Total Stockholders' Equity	(16,350)	(15,850)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2009 and 2008
From inception (March 31, 2000) through March 31, 2009

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	3/31/2009	3/31/2008	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	350	17,300

NET INCOME (LOSS)	(500)	(350)	(17,300)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(16,800)	(14,300)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(17,300)	$(14,650)	$(17,300)

Earnings (loss) per share	$(0.0001)	$(0.0001)

Weighted average number of common shares	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 31, 2000) through March 31, 2009

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$525	$225	$-	$750

Net Loss				(837)	(837)

Total, December 31, 2000	5,250,000	525	225	(837)	(87)

Contributed capital by shareholders			124		124

Net Loss				(926)	(926)

Total, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Contributed capital by shareholders			76		76

Net Loss				(912)	(912)

Total, December 31, 2002	5,250,000	525	425	(2,675)	(1,725)

Net Loss				(3,825)	(3,825)

Total, December 31, 2003	5,250,000	525	425	(6,500)	(5,550)

Net Loss				(1,925)	(1,925)

Total, December 31, 2004	5,250,000	525	425	(8,425)	(7,475)

Net Loss				(2,075)	(2,075)

Total, December 31, 2005	5,250,000	525	425	(10,500)	(9,550)

Net Loss				(1,300)	(1,300)

Total, December 31, 2006	5,250,000	525	425	(11,800)	(10,850)

Net Loss				(2,500)	(2,500)

Total, December 31, 2007	5,250,000	525	425	(14,300)	(13,350)

Net Loss				(2,500)	(2,500)

Total, December 31, 2008	5,250,000	525	425	(16,800)	(15,850)

Net Loss				(500)	(500)

Total, March 31, 2009	5,250,000	$525	$425	$(17,300)	$(16,350)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2009 and 2008,
from inception (March 31, 2000) through March 31, 2009

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2009	3/31/2008	INCEPTION

Net income (loss)	$(500)	$(350)	$(17,300)

Increase (Decrease) in Accrued Expenses	350	350	16,200

Net cash provided by (used in) operating activities	(150)	-	(1,100)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	(150)	-	(150)
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$(150)	$-	$(150)

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

7. Income Taxes:

The income tax payable that was accrued for the quarter ended March 31, 2009 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the three months ended March 31, 2009, the Company had an operating loss of $350, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset from inception to the period ended March 31, 2009 of $3,430.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through March 31, 2009, the Company incurred net operating losses for tax purposes of approximately $17,150. The net operating loss carry forwards may be used to reduce taxable income through the years 2020 to 2029. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$2,573
State net operating loss	857

Total deferred tax assets	3,430
Less valuation allowance	(3,430)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2009 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended March 31, 2009 and March 31, 2008 is as follows:

	2009	2008

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2008. For the quarter ended March 31, 2009, we recognized a net loss of $500.  Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2009 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

1

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEGWAY 1V CORP, INC.

Date: May 8, 2009	By:	/s/ Donnie Smith
Donnie Smith
President, Secretary and Director