Form 10-K
period 2009-12-31
SEGWAY IV CORP
filed 2010-01-29
CIK 1111285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐ No ☐

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
(Do not check if a smaller reporting company)

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2009, was: $0

Number of shares of the registrant’s common stock outstanding as of January 27, 2010 was: 5,250,000

Documents Incorporated by Reference: None.

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

ITEM 6.SELECTED FINNACIAL DATA

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2009. For the year ended December 31, 2009, we recognized a net loss of $2,750. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2009, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 8. FINANCIAL STATEMENTS

SEGWAY IV CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders
Segway IV Corp.

We have audited the accompanying balance sheet of Segway IV Corp. as of December 31, 2009 and the related statement of operations, stockholders’ equity, and cash flows from inception (March 31, ) through the year then ended December 31, 2009. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway IV Corp. at December 31, 2009 and 2008 and the results of its operations and its cash flows for the twelve  months ended December 31, 2008 and 2009 and from inception (March 25, 20008) through December 31, 2009 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, L.L.C.
Lake Mary, FL
January 29, 2010

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
As of December 31, 2009 and 2008

ASSETS

CURRENT ASSETS	12/31/2009	12/31/2008

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$18,600	$15,850

Total Current Liabilities	18,600	15,850

TOTAL LIABILITIES	18,600	15,850

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(19,550)	(16,800)

Total Stockholders' Equity	(18,600)	(15,850)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2009 and 2008
From inception (March 31, 2000) through December 31, 2009

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	12/31/2009	12/31/2008	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	2,750	2,500	19,550

NET INCOME (LOSS)	(2,750)	(2,500)	(19,550)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(16,800)	(14,300)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(19,550)	$(16,800)	$(19,550)

Earnings (loss) per share	$(0.0005)	$(0.0005)	$(0.0037)

Weighted average number of common shares	5,250,000	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 31, 2000) through December 31, 2009

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$525	$225	$-	$750

Net Loss				(837)	(837)

Total, December 31, 2000	5,250,000	525	225	(837)	(87)

Contributed capital by shareholders			124		124

Net Loss				(926)	(926)

Total, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Contributed capital by shareholders			76		76

Net Loss				(912)	(912)

Total, December 31, 2002	5,250,000	525	425	(2,675)	(1,725)

Net Loss				(3,825)	(3,825)

Total, December 31, 2003	5,250,000	525	425	(6,500)	(5,550)

Net Loss				(1,925)	(1,925)

Total, December 31, 2004	5,250,000	525	425	(8,425)	(7,475)

Net Loss				(2,075)	(2,075)

Total, December 31, 2005	5,250,000	525	425	(10,500)	(9,550)

Net Loss				(1,300)	(1,300)

Total, December 31, 2006	5,250,000	525	425	(11,800)	(10,850)

Net Loss				(2,500)	(2,500)

Total, December 31, 2007	5,250,000	525	425	(14,300)	(13,350)

Net Loss				(2,500)	(2,500)

Total, December 31, 2008	5,250,000	525	425	(16,800)	(15,850)

Net Loss				(2,750)	(2,750)

Total, December 31, 2009	5,250,000	$525	$425	$(19,550)	$(18,600)

The accompanying notes are an integral part of these financial statements

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2009 and 2008,
from inception (March 31, 2000) through December 31, 2009

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2009	12/31/2008	INCEPTION

Net income (loss)	$(2,750)	$(2,500)	$(19,550)

Increase (Decrease) in Accrued Expenses	2,750	2,500	18,600

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements

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

7. Income Taxes:

The income tax payable that was accrued for the year ended  December 31, 2009 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended December 31, 2009, the Company had an operating loss of $2,750, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset from inception to the period ended December 31, 2009 of $3,910.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 30, 2009, the Company incurred net operating losses for tax purposes of approximately $19,550. The net operating loss carry forwards may be used to reduce taxable income through the years 2020 to 2029. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$2,933
State net operating loss	977

Total deferred tax assets	3,910
Less valuation allowance	(3,910)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2009 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2009 and 2008 is as follows:

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

12. Controls and Procedures:

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation,the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effectiveto ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated tothe Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole director and officer, as of December 31, 2009 and March 28, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Donny Smith	52	President/Secretary/Director

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

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was filed as an exhibit in our 10-KSB filed on March 31, 2008.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2009, we were billed approximately $1,500 for professional services rendered for the audit of our financial statements. We also were billed approximately $0.00 and $0.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2009, respectively.

Audit Related Fees

There were no fees for audit related services for the year ended December 31, 2009 and 2008.

Tax Fees

For our fiscal year ended December 31, 2009, we were billed approximately $500 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2009.

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

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

14	Code of Ethics (2)

31.1	302 Certification of Certifying Officer

32.1	906 Certification of Certifying Officer

(1)                   Incorporated by reference to our Form 10-SB (SEC File No. 000-30327).
(2)                   Incorporated by reference to our Form 10-KSB filed on March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Segway IV Corp.

By:	/s/ Donny Smith
Donny Smith
President, Secretary and Director

Dated: January 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Donny Smith	President, Secretary and Director	January 29, 2010
Donny Smith