Form 10-Q
period 2010-09-30
SEGWAY IV CORP
filed 2010-11-15
CIK 1111285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010: 5,250,000 shares of common stock.

SEGWAY IV CORP.
FORM 10-Q
September 30, 2010

SEGWAY IV CORP.
(a development stage company)

FINANCIAL STATEMENTS

AS OF September 30, 2010

SEGWAY IV CORP.
(a development stage company)
Financial Statements Table of Contents

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

ASSETS

CURRENT ASSETS	9/30/2010	12/31/2009

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$24,151	$18,600

Total Current Liabilities	24,151	18,600

TOTAL LIABILITIES	24,151	18,600

STOCKHOLDER’S EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(25,101)	(19,550)

Total Stockholder’s Equity	(24,151)	(18,600)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2010 and 2009
From inception (March 31, 2000) through June 30, 2010

	9MONTHS	9 MONTH
	ENDING	ENDING	FROM
	9/30/2010	9/30/2009	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	5,551	1,300	25,101

NET INCOME (LOSS)	(5,551)	(1,300)	(25,101)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(19,550)	(16,800)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(25,101)	$(18,100)	$(25,101)

Earnings (loss) per share	$(.0011)	$(0.0002)	$(0.0048)

Weighted average number of common shares	5,250,000	5,250,000	5,250,000

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending September 30, 2010 and 2009

	3MONTHS	3MONTHS
	ENDING	ENDING
	9/30/2010	9/30/2009

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	3,451	600

NET INCOME (LOSS)	(3,451)	(600)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(19,550)	(17,500)

ACCUMULATED DEFICIT, ENDING BALANCE	$(25,101)	$(18,100)

Earnings (loss) per share	$(0.001)	$(0.0001)

Weighted average number of common shares	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDER’S EQUITY
From inception (March 31, 2000) through September 30, 2010

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$525	$225	$-	$750

Net Loss				(837)	(837)

Total, December 31, 2000	5,250,000	525	225	(837)	(87)

Contributed capital by shareholders			124		124

Net Loss				(926)	(926)

Total, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Contributed capital by shareholders			76		76

Net Loss				(912)	(912)

Total, December 31, 2002	5,250,000	525	425	(2,675)	(1,725)

Net Loss				(3,825)	(3,825)

Total, December 31, 2003	5,250,000	525	425	(6,500)	(5,550)

Net Loss				(1,925)	(1,925)

Total, December 31, 2004	5,250,000	525	425	(8,425)	(7,475)

Net Loss				(2,075)	(2,075)

Total, December 31, 2005	5,250,000	525	425	(10,500)	(9,550)

Net Loss				(1,300)	(1,300)

Total, December 31, 2006	5,250,000	525	425	(11,800)	(10,850)

Net Loss				(2,500)	(2,500)

Total, December 31, 2007	5,250,000	525	425	(14,300)	(13,350)

Net Loss				(2,500)	(2,500)

Total, December 31, 2008	5,250,000	525	425	(16,800)	(15,850)

Net Loss				(2,750)	(2,750)

Total, December 31, 2009	5,250,000	$525	$425	$(19,550)	$(18,600)

Net Loss				(5,551)	(5,551)

Total, September 30, 2010	5,250,000	$525	$425	$(25,101)	$(24,151)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending September 30, 2010 and 2009,
from inception (March 31, 2000) through September 30, 2010

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2010	9/30/2009	INCEPTION

Net income (loss)	$(5,551)	$(1,300)	$(25,101)

Increase (Decrease) in Accrued Expenses	5,551	1,300	24,151

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

7. Income Taxes:

The income tax payable that was accrued for the year ended  December 31, 2009 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended December 31, 2009, the Company had an operating loss of $2,750, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset from inception to the period ended September 30, 2010 of $4,030.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through September 30, 2010, the Company incurred net operating losses for tax purposes of approximately $25,101. The net operating loss carry forwards may be used to reduce taxable income through the years 2020 to 2030. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2010 are as follows:

Deferred tax assets:
Federal net operating loss	$3,023
State net operating loss	1,007

Total deferred tax assets	4,030
Less valuation allowance	(4,030)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2010 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, 2010 and 2009 is as follows:

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through September 30, 2010. For the quarter ended September 30, 2010, we recognized a net loss of $3,451.  Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2010 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

SEGWAY 1V CORP, INC.

Date: November 15, 2010	By:	/s/ Donny Smith
Donny Smith
President, CEO, CFO, Secretary and Director

4