Form 10-K
period 2010-12-31
SEGWAY IV CORP
filed 2011-04-14
CIK 1111285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2010 was: $0

Number of shares of the registrant’s common stock outstanding as of April 14, 2011 was: 5,250,000

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Holders

There is one holder of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through December 31, 2010. For the year ended December 31, 2010, we recognized a net loss of $9,102. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office expenses.

Liquidity and Capital Resources

At December 31, 2010, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 8. FINANCIAL STATEMENTS

SEGWAY IV CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders
Segway IV Corp.

We have audited the accompanying balance sheets of Segway IV Corp. as of December 31, 2010 and 2009, and the related statement of operations, stockholder’s equity, and cash flows from inception (March 31, ) through the years then ended December 31, 2010 and 2009. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial report.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway IV Corp. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the twelve months ended December 31, 2010 and 2009 and from inception (March 25, 2000) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kiesling Associates LLP
West Des Moines, Iowa
April 14, 2011

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
As of December 31, 2010 and 2009

ASSETS

CURRENT ASSETS	12/31/2010	12/31/2009

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$27,702	$18,600

Total Current Liabilities	27,702	18,600

TOTAL LIABILITIES	27,702	18,600

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(28,652)	(19,550)

Total Stockholders' Equity	(27,702)	(18,600)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2010 and 2009
From inception (March 31, 2000) through December 31, 2010

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	12/31/2010	12/31/2009	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	9,102	2,750	28,652

NET INCOME (LOSS)	(9,102)	(2,750)	(28,652)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(19,550)	(16,800)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(28,652)	$(19,550)	$(28,652)

Earnings (loss) per share	$ (0.0017)	$(0.0005)	$(0.0055)

Weighted average number of common shares	5,250,000	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 31, 2000) through December 31, 2010

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$525	$225	$-	$750

Net Loss				(837)	(837)

Total, December 31, 2000	5,250,000	525	225	(837)	(87)

Contributed capital by shareholders			124		124

Net Loss				(926)	(926)

Total, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Contributed capital by shareholders			76		76

Net Loss				(912)	(912)

Total, December 31, 2002	5,250,000	525	425	(2,675)	(1,725)

Net Loss				(3,825)	(3,825)

Total, December 31, 2003	5,250,000	525	425	(6,500)	(5,550)

Net Loss				(1,925)	(1,925)

Total, December 31, 2004	5,250,000	525	425	(8,425)	(7,475)

Net Loss				(2,075)	(2,075)

Total, December 31, 2005	5,250,000	525	425	(10,500)	(9,550)

Net Loss				(1,300)	(1,300)

Total, December 31, 2006	5,250,000	525	425	(11,800)	(10,850)

Net Loss				(2,500)	(2,500)

Total, December 31, 2007	5,250,000	525	425	(14,300)	(13,350)

Net Loss				(2,500)	(2,500)

Total, December 31, 2008	5,250,000	525	425	(16,800)	(15,850)

Net Loss				(2,750)	(2,750)

Total, December 31, 2009	5,250,000	$525	$425	$(19,550)	$(18,600)

Net Loss				(9,102)	(9,102)

Total, December 31, 2010	5,250,000	$525	$425	$(28,652)	$(27,702)

The accompanying notes are an integral part of these financial statements

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2010 and 2009,
from inception (March 31, 2000) through December 31, 2010

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2010	12/31/2009	INCEPTION

Net income (loss)	$(9,102)	$(2,250)	$(28.652)

Increase (Decrease) in Accrued Expenses	9,102	2,250	27,702

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

7. Income Taxes:

The income tax payable that was accrued for the year ended  December 31, 2010 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended December 31, 2010, the Company had an operating loss of $9,102, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset from inception to the period ended December 31, 2010 of $5,7300.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 30, 2010, the Company incurred net operating losses for tax purposes of approximately $28,652. The net operating loss carry forwards may be used to reduce taxable income through the years 2020 to 2030. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2010 are as follows:

Deferred tax assets:
Federal net operating loss	$4,298
State net operating loss	1,432

Total deferred tax assets	5,730
Less valuation allowance	(5,730)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2010 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2010 and 2009 is as follows:

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

11. Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by Financial Accounting Standards Codification (FASC) 260, “Earnings per Share”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

12. Controls and Procedures:

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation,the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effectiveto ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated tothe Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

13. Subsequent Events:

None known at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Kiesling Associates, LLP , independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of have evaluated the effectiveness of our “the Company’s disclosure, controls and procedures” (as defined in Rules Rule 13a-15(3) and 15-d-15(3) of the e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report (the “Evaluation Date”). As a result of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our such disclosure, controls and procedures are effective, providing them with material to provide reasonable assurance that the information relating to our company as required to be disclosed in the reports we file the Company files or submits under the Securities Exchange Act on a timely basis.

There were no changes in our internal controls over the course of the year ended December 31, 2010. Our internal controls, in compliance with the Securities Exchange Act of 1934 consist of material that is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's   rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive and principal financial reporting, known to our Chief Executive Officer or Chief Financial Officer, persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole director and officer, as of December 31, 2010 and April 14, 2011, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2010, we have not been billed  for professional services rendered for the audit of our financial statements. We were billed approximately $1,500 and $1,900 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2009 and 2010, respectively.

Audit Related Fees

There were no fees for audit related services for the year ended December 31, 2009 and 2008.

Tax Fees

For our fiscal year ended December 31, 2010, we were billed approximately $543 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2010.

ITEM 15. EXHIBITS , FINANCIAL STATEMENT SCHEDULES

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

Dated: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Donny Smith	President, Secretary and Director	April 14, 2011
Donny Smith