Form 10-Q
period 2011-03-31
SEGWAY IV CORP
filed 2011-05-16
CIK 1111285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2011: 5,250,000 shares of common stock.

SEGWAY IV CORP.
FORM 10-Q
March 31, 2011

SEGWAY IV CORP.
(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

SEGWAY IV CORP.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	F-3 - F4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6 - F-8

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
As of March 31, 2011 and December 31, 2010

ASSETS

	3/31/2011	12/31/2010
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$29,532	$27,702

Total Current Liabilities	29,532	27,702

TOTAL LIABILITIES	29,532	27,702

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(30,482)	(28,652)

Total Stockholders' Equity	(29,532)	(27,702)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2011 and 2010
From inception (March 31, 2000) through March 31, 2011

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	3/31/2011	3/31/2010	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,830	600	30,482

NET INCOME (LOSS)	(1,830))	(600))	(30,482)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(28,652)	(19,550)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(30,482)	$(20,150)	$(30,482)

Earnings (loss) per share	$(0.0003)	$(0.0001)	$(0.0058)

Weighted average number of common shares	5,250,000	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 31, 2000) through March 31, 2011

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

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 31, 2000) through March 31, 2011

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Net Loss				(1,830)	(1,830)
Total, March 31, 2011	5,250,000	$ 525	$ 425	$ (30,482)	$ (29,532)

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2011 and 2010,
from inception (March 31, 2000) through March 31, 2011

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	3/31/2011	3/31/2010	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,830)	$600)	$(30,482)

Increase (Decrease) in Accrued Expenses	1,830	600	29,532

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

7. Income Taxes:

The income tax payable that was accrued for the year ended  December 31, 2010 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended December 31, 2010, the Company had an operating loss of $9,102, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset from inception to the period ended March 31, 2011 of $6,095.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through March 31, 2011, the Company incurred net operating losses for tax purposes of approximately $30,482. The net operating loss carry forwards may be used to reduce taxable income through the years 2020 to 2031. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2011 are as follows:

Deferred tax assets:
Federal net operating loss	$4,572
State net operating loss	1,523

Total deferred tax assets	6,095
Less valuation allowance	(6,095)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2011 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended March 31, 2011 and 2010 is as follows:

	2011	2010

Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through March 31, 2011. For the quarter ended March 31, 2011, we recognized a net loss of $1,830. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At March 31, 2011 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

Off-Balance Sheet Arrangements

None.

1

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4.  Controls and Procedures

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

SEGWAY 1V CORP, INC.

Date: May 16, 2011	By:	/s/ Donny Smith
Donny Smith
President, CEO, Secretary and Director

4