Form 10-Q
period 2011-06-30
SEGWAY IV CORP
filed 2011-08-11
CIK 1111285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 000-30327

SEGWAY IV CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-3719169
(State or other jurisdiction of incorporation or organization)	(I.R.S .Employer Identification No.)

213 South Oak Avenue, Owatonna, Minnesota 55060
 (Address of principal executive offices) (Zip Code)
 _______________

(507) 446-9166
 (Registrant’s telephone number, including area code)
_______________

N/A
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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2011: 5,250,000 shares of common stock.

SEGWAY IV CORP.
FORM 10-Q
June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SEGWAY IV CORP.
(a development stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

SEGWAY IV CORP.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	2

Statement of Operations and Retained Deficit	3 - 4

Statement of Stockholders Equity	5

Cash Flow Statement	6

Notes to the Financial Statements	7

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
As of June 30, 2011 and December 31, 2010

ASSETS

CURRENT ASSETS	6/30/2011	12/31/2010

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$35,182	$27,702

Total Current Liabilities	35,182	27,702

TOTAL LIABILITIES	35,182	27,702

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(36,132)	(28,652)

Total Stockholders' Equity	(35,182)	(27,702)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2011 and 2010
From inception (March 31, 2000) through June 30, 2011

	6MONTHS	6 MONTHS
	ENDING	ENDING	FROM
	6/30/2011	6/30/2010	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	7,480	2,100	36,132

NET INCOME (LOSS)	(7,480))	(2,100)	(36,132)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(28,652)	(19,550)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(36,132)	$(21,650)	$(36,132)

Earnings (loss) per share	$(0.0014)	$(.0004)	$(0.0069)

Weighted average number of common shares	5,250,000	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2011 and 2010

	3MONTHS	3 MONTHS
	ENDING	ENDING
	6/30/2011	6/30/2010

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	5,650	1,500

NET INCOME (LOSS)	(5,650))	(1,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(30,482)	(20,150)

ACCUMULATED DEFICIT, ENDING BALANCE	$(36,132)	$(21,650)

Earnings (loss) per share	$(0.0011)	$(0.0003)

Weighted average number of common shares	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 31, 2000) through June 30, 2011

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$525	$225	$-	$750

Net Loss				(837)	(837)

Total, December 31, 2000	5,250,000	525	225	(837)	(87)

Contributed capital by shareholders			124		124

Net Loss				(926)	(926)

Total, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Contributed capital by shareholders			76		76

Net Loss				(912)	(912)

Total, December 31, 2002	5,250,000	525	425	(2,675)	(1,725)

Net Loss				(3,825)	(3,825)

Total, December 31, 2003	5,250,000	525	425	(6,500)	(5,550)

Net Loss				(1,925)	(1,925)

Total, December 31, 2004	5,250,000	525	425	(8,425)	(7,475)

Net Loss				(2,075)	(2,075)

Total, December 31, 2005	5,250,000	525	425	(10,500)	(9,550)

Net Loss				(1,300)	(1,300)

Total, December 31, 2006	5,250,000	525	425	(11,800)	(10,850)

Net Loss				(2,500)	(2,500)

Total, December 31, 2007	5,250,000	525	425	(14,300)	(13,350)

Net Loss				(2,500)	(2,500)

Total, December 31, 2008	5,250,000	525	425	(16,800)	(15,850)

Net Loss				(2,750)	(2,750)

Total, December 31, 2009	5,250,000	$525	$425	$(19,550)	$(18,600)

Net Loss				(9,102)	(9,102)

Total, December 31, 2010	5,250,000	$525	$425	$(28,652)	$(27,702)

Net Loss				(7,480)	(7,480)

Total, June 30, 2011	5,250,000	$525	$425	$ (36,132)	$ (35,182)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2011 and 2010,
from inception (March 31, 2000) through June 30, 2011

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2011	6/30/2010	INCEPTION

Net income (loss)	$(7,480)	$(2,100)	$(36,132)

Increase (Decrease) in Accrued Expenses	7,480	2,100	35,182

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage business)

FOOTNOTES TO THE FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Industry - Segway IV Corp. (the “Company”), a Company incorporated in the state of New Jersey as of March 31, 2000, plans to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

7. Income Taxes:

The income tax payable that was accrued for the year ended  December 31, 2010 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended December 31, 2010, the Company had an operating loss of $9,102, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset from inception to the period ended June 30, 2011 of $7,227.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through June 30, 2011, the Company incurred net operating losses for tax purposes of approximately $36,132. The net operating loss carry forwards may be used to reduce taxable income through the years 2020 to 2031. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2011 are as follows:

Deferred tax assets:
Federal net operating loss	$5,420
State net operating loss	1,807

Total deferred tax assets	7,227
Less valuation allowance	(7,227)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2011 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2011 and 2010 is as follows:

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

Results of Operations

We did not have any operating income from inception March 31, 2000 through June 30, 2011. For the three months ended June 30, 2011 and June 30, 2010, we recognized a net loss of $5,650 and $1,500 respectively.  For the six months ended June 30, 2011 and June 30, 2010, we recognized a net loss of $7,480 and $2,100 respectively.  Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2011 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

Our Quarterly Report for the period ended June 30, 2011 was prepared assuming we will continue as a going concern, and the auditors’ report on our December 31, 2010 financial statements expresses substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors

Not required to be provided by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved).

Item 5. Other Information.

None

Item 6. Exhibits

(a)        Exhibits

             31.1 Certifications of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

             32.1 Certifications of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEGWAY 1V CORP, INC.

Date: August 11, 2011	By:	/s/ Donny Smith
Donny Smith
President, CEO, Secretary and Director
(Duly Authorized Officer and Principal Financial Officer)