Form 10-K
period 2011-12-31
SEGWAY IV CORP
filed 2012-04-09
CIK 1111285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 000-30327

SEGWAY IV CORP.
 (Exact name of registrant as specified in its charter)

NEW JERSEY	22-3719169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 South Oak Avenue, Owatonna, Minnesota	55060
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (507) 446-9166

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: $0

Number of shares of the registrant’s common stock outstanding as of April 9, 2012: 5,250,000

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

Overview

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

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

*	the ability to use registered securities to make acquisitions of assets or businesses;

*	increased visibility in the financial community;

*	the facilitation of borrowing from financial institutions;

*	improved trading efficiency;

*	shareholder liquidity;

*	greater ease in subsequently raising capital;

*	compensation of key employees through stock options for which there may be a market valuation;

*	enhanced corporate image;

*	a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

*	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

*	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

*	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

*	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

*	a foreign company which may wish an initial entry into the United States securities market;

*	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or

*	a company seeking one or more of the other perceived benefits of becoming a public company.

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

ITEM 1A. RISK FACTORS

This information is not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2. PROPERTIES

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

This information is not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

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

Results of Operation

Revenues

We did not have any operating income from inception (March 31, 2000) through December 31, 2011.

Operating Expenses

For the year ended December 31, 2011, we recognized a net loss of $12,785, compared to a net loss of $9,102 for the year ended December 30, 2010. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2011, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEGWAY IV CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders
Segway IV Corp.

We have audited the accompanying balance sheets of Segway IV Corp. as of December 31, 2011 and 2010, and the related statement of operations, stockholder’s equity, and cash flows from inception (March 31, 2000 ) through the years then ended December 31, 2011 and 2010. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Segway IV Corp. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the twelve months ended December 31, 2011 and 2010 and from inception (March 31, 2000) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kiesling Associates LLP
Kiesling Associates LLP
West Des Moines, Iowa
April 5, 2012

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
As of December 31, 2011 and 2010

ASSETS

CURRENT ASSETS	12/31/2011	12/31/2010

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$40,487	$27,702

Total Current Liabilities	40,487	27,702

TOTAL LIABILITIES	40,487	27,702

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(41,437)	(28,652)

Total Stockholders' Equity	(40,487)	(27,702)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2011 and 2010
From inception (March 31, 2000) through December 31, 2011

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	12/31/2011	12/31/2010	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	12,785	9,102	41,437

NET INCOME (LOSS)	(12,785)	(9,102)	(41,437)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(12,785)	(19,550)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(41,437)	$(28,652)	$(41,437)

Earnings (loss) per share	$ (0.0024)	$(0.0017)	$(0.0079)

Weighted average number of common shares	5,250,000	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 31, 2000) through December 31, 2011

		COMMON	ADDITIONAL	ACCUM.	TOTAL
	SHARES	STOCK	PAID IN	DEFICIT	EQUITY

Stock Issued for cash	5,250,000	$525	$225	$-	$750

Net Loss				(837)	(837)

Total, December 31, 2000	5,250,000	525	225	(837)	(87)

Contributed capital by shareholders			124		124

Net Loss				(926)	(926)

Total, December 31, 2001	5,250,000	525	349	(1,763)	(889)

Contributed capital by shareholders			76		76

Net Loss				(912)	(912)

Total, December 31, 2002	5,250,000	525	425	(2,675)	(1,725)

Net Loss				(3,825)	(3,825)

Total, December 31, 2003	5,250,000	525	425	(6,500)	(5,550)

Net Loss				(1,925)	(1,925)

Total, December 31, 2004	5,250,000	525	425	(8,425)	(7,475)

Net Loss				(2,075)	(2,075)

Total, December 31, 2005	5,250,000	525	425	(10,500)	(9,550)

Net Loss				(1,300)	(1,300)

Total, December 31, 2006	5,250,000	525	425	(11,800)	(10,850)

Net Loss				(2,500)	(2,500)

Total, December 31, 2007	5,250,000	525	425	(14,300)	(13,350)

Net Loss				(2,500)	(2,500)

Total, December 31, 2008	5,250,000	525	425	(16,800)	(15,850)

Net Loss				(2,750)	(2,750)

Total, December 31, 2009	5,250,000	$525	$425	$(19,550)	$(18,600)

Net Loss				(9,102)	(9,102)

Total, December 31, 2010	5,250,000	525	425	(28,652)	(27,702)

Net Loss				(12,785)	(12,785)

Total, December 31, 2011	5,250,000	525	425	(41,437)	(40,487)

The accompanying notes are an integral part of these financial statements

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2011 and 2010,
from inception (March 31, 2000) through December 31, 2011

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2011	12/31/2010	INCEPTION

Net income (loss)	$(12,785)	$(9,102)	$(41,437)

Increase (Decrease) in Accrued Expenses	12,785	9,102	40,487

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

7. Income Taxes:

The income tax payable that was accrued for the year ended  December 31, 2011 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended December 31, 2011, the Company had an operating loss of $12,785, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset from inception to the period ended December 31, 2011 of $8,287.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2011, the Company incurred net operating losses for tax purposes of approximately $41,437. The net operating loss carry forwards may be used to reduce taxable income through the years 2020 to 2031. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2011 are as follows:

Deferred tax assets:
Federal net operating loss	$6,215
State net operating loss	2,072

Total deferred tax assets	8,287
Less valuation allowance	(8,287)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2011 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2011 and 2010 is as follows:

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

12. Controls and Procedures:

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

13. Subsequent Events:

None known at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Kiesling Associates, LLP, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of have evaluated the effectiveness of our “the Company’s disclosure, controls and procedures” (as defined in Rules Rule 13a-15(3) and 15-d-15(3) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report (the “Evaluation Date”). As a result of such evaluation, Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our such disclosure, controls and procedures are effective, providing them with material to provide reasonable assurance that the information relating to our company as required to be disclosed in the reports we file the Company files or submits under the Securities Exchange Act on a timely basis.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our sole director and officer, as of April 9, 2012, is set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Donny Smith	54	President/Secretary/Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Donny Smith, is a co-founder of Jaguar Communications, Inc. Prior to this position, Donny was the founder and CEO of Local Link, a regional internet company, from 1995 to 1999. In the 1980’s, he was the Chairman and CEO of the Minnesota Cattle Company, a dairy cattle export operation. Mr. Smith has 9 years of experience in the field of telecommunications. Prior to working in this area, he worked in the internet and software development areas. He has worked or contracted for companies that include IBM, Local-Link, Xerox, Sunrise Software, E.F. Johnson Companies, Jostens, Ford, and many others. He has experience in Electronics, Software Engineering, Systems Development and System Testing as well as Executive Management. Mr. Smith received a BS degree in International Business and Computer Science from Mankato State University in 1991 and his MBA from The William E. Simon School of Management in Rochester, NY in 1995.

Employment Agreements

We do not have an employment agreement with our sole officer and director.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Our sole officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Donny Smith, President and Director	2010 2011	$ $	0 0	0 0	0 0	0 0	0 0	0 0	0 0	$ $	0 0

Grants

We had no outstanding equity awards as of the end of fiscal 2011.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal 2011 by the executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2011 under any long-term incentive plan.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have no other employment agreements with any of our executive officers.

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 9, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 9, 2012. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 9, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Jaguar Communications, Inc.	5,250,000(2)	100%
213 South Oak Avenue
Owatonna, Minnesota 55060

Donny Smith	5,250,000(3)	100%

All directors and officers as a group (1 person)	5,250,000	100%

(1)	Unless otherwise indicated, the address of all beneficial owners is c/o Segway IV Corp. 213 South Oak Avenue, Owatonna, Minnesota, 55060.
(2)
Jaguar Communications, Inc.’s 5% or greater voting and ownership shareholders are as follows: Donny Smith – 11.4% voting, 11.4% ownership; Paris Investments – 10.47% voting, 10.47% ownership; Andrew T. Tanabe – 10.41% voting, 10.41% ownership; Carl F. Schick – 10.12% voting, 10.12% ownership;  Mark Davis  – 10.16% voting, 10.16% ownership; Jay K. Clark – 7.51% voting, 7.51% ownership and Klee Smith – 6.26% voting, 6.26% ownership.

(3)	Mr. Smith holds his shares beneficially through his ownership in Jaguar Communications, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2011, we were billed $2,500 for professional services rendered for the audit of our financial statements. We were billed $2,400 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2011.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended August 31, 2011 and 2010.

Tax Fees

For our fiscal year ended December 31, 2011, we were billed approximately $543 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2011.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

14	Code of Ethics (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an Exhibit on Form 10-SB with the SEC on April 13, 2000.
(2)	Filed as an Exhibit on Form 10-KSB with the SEC on March 31, 2008.

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
Donny Smith
President and Secretary (Principal Executive Officer) (Principal Financial Officer)

Dated: April 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Donny Smith	President, Secretary and Director	April 9, 2012
Donny Smith