Form 10-Q
period 2012-06-30
SEGWAY IV CORP
filed 2012-08-13
CIK 1111285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 000-30327

SEGWAY IV CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-3719169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

213 South Oak Avenue,
Owatonna, Minnesota 55060
 (Address of principal executive offices)(Zip Code)

(507) 446-9166
 (Registrant’s telephone number, including area code)

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2012: 5,250,000 shares of common stock.

SEGWAY IV CORP.
FORM 10-Q
June 30, 2012

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

SEGWAY IV CORP.
(a development stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

SEGWAY IV CORP.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2 – F-3

Statement of Stockholders Equity	F-4 – F5

Cash Flow Statement	F-6

Notes to the Financial Statements	F-7 - F-9

SEGWAY IV CORP.
(a development stage company)
BALANCE SHEETS
As of June 30, 2012 and December 31, 2011

ASSETS

	6/30/2012	12/31/2011
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$45,975	$40,487

Total Current Liabilities	45,975	40,487

TOTAL LIABILITIES	45,975	40,487

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.0001;
Authorized: 20,000,000
None issues and outstanding	-	-
Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 5,250,000	525	525
Additional Paid-In Capital	425	425
Accumulated Deficit	(46,925)	(41,437)

Total Stockholders' Equity	(45,975)	(40,487)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2012 and 2011
From inception (March 31, 2000) through June 30, 2012

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
	6/30/2012	6/30/2011	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	5,488	7,480	46,925

NET INCOME (LOSS)	(5,488)	(7,480)	(46,925)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(41,437)	(28,652)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(46,925)	$(36,132)	$(46,925)

Earnings (loss) per share	$(0.0010)	$(0.0014)	$(0.0089)

Weighted average number of common shares	5,250,000	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2012 and 2011
From inception (March 31, 2000) through June 30, 2012

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	6/30/2012	6/30/2011

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	3,502	5,650

NET INCOME (LOSS)	(3,502)	(5,650)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(41,437)	(30,482)

ACCUMULATED DEFICIT, ENDING BALANCE	$(46,925)	$(36,132)

Earnings (loss) per share	$(0.0007)	$(0.0011)

Weighted average number of common shares	5,250,000	5,250,000

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 31, 2000) through June 30, 2012

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

SEGWAY IV CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (March 31, 2000) through June 30, 2012

	SHARES	COMMON STOCK	ADDITIONAL PAID IN		ACCUM. DEFICIT	TOTAL EQUITY

Net Loss				$	(9,102)	$(9,102)

Total, December 31, 2010	5,250,000	525	425		(28,652)	(27,702)

Net Loss					(12,785)	(12,785)

Total, December 31, 2011	5,250,000	525	425		(41,437)	(40,487)

Net Loss					(5,488)	(5,488)

Total, June 30, 2012	5,250,000	525	425		(46,925)	(45,975)

The accompanying notes are an integral part of these financial statements.

SEGWAY IV CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2012 and 2011,
from inception (March 31, 2000) through June 30, 2012

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
	6/30/2012	6/30/2011	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(5,488)	$(7,480)	$(46,925)

Increase (Decrease) in Accrued Expenses	5,488	7,480	46,925

Net cash provided by (used in) operating activities	-	-	(950)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	200
Proceeds from stock issuance	-	-	750

Net cash flows provided by (used in) financing activities	-	-	950

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

Results of Operations and Ongoing Entity - The Company is considered to be an ongoing entity. The Company’s shareholders fund any shortfalls in the Company’s cash flow on a day-to-day basis during the time period that the Company is in the development stage.

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

Concentrations of Credit Risk - Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions. Currently, the Company has no deposits that are at-risk.
Management representation – All adjustments which, in the opinion of management, are necessary for a fair representation are reflected in the interim financial statements. All such adjustments were of a normal recurring nature.

2. Related Party Transactions and Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Currently, the Company has not identified the business that it wishes to engage in.

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

7. Income Taxes:

The income tax payable that was accrued for the year ended  December 31, 2011 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0.  For the twelve months ended December 31, 2011, the Company had an operating loss of $12,785, which is a loss that can be carried forward to offset future income for a period of 20 years. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset from inception to the period ended June 30, 2012 of $9,385.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through June 30, 2012, the Company incurred net operating losses for tax purposes of approximately $46,925. The net operating loss carry-forwards may be used to reduce taxable income through the years 2020 to 2032. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2012 are as follows:

Deferred tax assets:
Federal net operating loss	$7,039
State net operating loss	2,346

Total deferred tax assets	9,385
Less valuation allowance	(9,385)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2012 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2012 and 2011 is as follows:

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

Results of Operation

We did not have any operating income from inception (March 31, 2000) through June 30, 2012. For the quarter ended June 30, 2012, we recognized a net loss of $3,502. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office expense. For the six months ended June 30, 2012, we have recognized a net loss of $5,488 and since inception we accumulated a net loss of $46,925.

Liquidity and Capital Resources

At June 30, 2012 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

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

SEGWAY 1V CORP, INC.

Date: August 13, 2012	By:	/s/ Donny Smith
Donny Smith
President and Secretary (Duly authorized officer, principal executive officer and principal financial officer)